Form 10-Q
period 2019-06-30
BIOPLUS LIFE CORP.
filed 2019-08-14
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-220144

BIOPLUS LIFE CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	30-0987011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No 9 & 10, Jalan P4/8B, Bandar Teknologi Kajang,

43500 Semenyih, Selangor D.E., Malaysia

Issuer’s telephone number: +60 3 8703 2020

Company email: biopluslife@gmail.com

(Address, including zip code, and telephone number,
including area code, of registrant’s principal mailing address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [ ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock, $.0001 par value	359,305,561

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2019 (Unaudited) and December 31, 2018 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		June 30, 2019	Dec 31, 2018
	Note	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$158,709	$398,133
Account receivables		215,432	363,950
Income tax receivables		7,919	-
Amount due from stockholders	3		-
Amount due from related parties	4	30,014	31,007
Amount due from directors	5	1,458	3,567
Inventories	6	356,097	443,597
Other receivables, deposits and prepayments	7	36,524	43,749

Total current assets		806,153	1,284,003

Non-current assets:
Property, plant and equipment, net	8	2,144,218	2,187,065

TOTAL ASSETS		$2,950,371	$3,471,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$19,786	$190,967
Obligation under finance lease	9	22,876	22,895
Bank borrowings	10	85,886	195,490
Amount due to related parties	4		71,014
Amount due to directors	5	5,272	8,761
Other payables and accrued liabilities	11	354,272	472,871
Provision for taxation		3,603	14,354

Total current liabilities		491,695	976,352

Non-current liabilities:
Obligation under finance lease	9	63,660	75,161
Bank borrowings	10	585,270	575,482
Deferred taxation		47,301	47,341

Total non-current liabilities		696,231	697,984

TOTAL LIABILITIES		$1,187,926	$1,674,336

Stockholders’ equity:
Common stock, par value $0.0001: 359,305,561 and 359,305,561 share issued and outstanding as of June 30, 2019, and Dec 31, 2018, respectively.		$35,931	$35,931
Additional paid up share capital		1,998,870	1,998,870
Accumulated losses		(156,244)	(123,358)
Other comprehensive losses		(116,112)	(114,711)

Total stockholders’ equity		1,762,445	1,796,732

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$2,950,371	$3,471,068

See accompanying notes to condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

For the six months and three months ended June 30, 2018 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30		Three months ended June 30
	Note	2019	2018	2019	2018

Revenues, net		$754,889	$1,260,544	$396,954	$882,026

Cost of revenues		(403,986)	(738,141)	(202,047)	(500,631)

Gross profit		350,903	522,403	194,907	381,395

Other income	12	4,214	(8,379)	2,580	(1,754)

Operating expenses:
General and operating expenses		(371,227)	(500,347)	(169,814)	(295,367)
Finance cost		(16,776)	(15,211)	(8,158)	(5,916)

Total expenses		(388,003)	(515,558)	(177,972)	(301,283)

Loss/Gain from operations		(32,886)	(1,534)	18,929	78,358

Income tax income/(expense)		0	0	0	0

NET LOSS		(32,886)	(1,534)	18,929	78,358

Other comprehensive income:
- Foreign currency translation profit		(1,401)	82,294	(26,536)	(22,150)

COMPREHENSIVE PROFIT		$(34,287)	$80,760	$(7,607)	$56,208

See accompanying notes to condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Common stock		Additional paid up		Accumulated other
	Number of Shares	Amount	share capital	Accumulated profit /(loss)	comprehensive loss	Total Equity

Balance as of Jan 1, 2018	358,463,553	310,576	1,536,712	(13,014)	(3,175)	1,831,099
Issued shares	1,950,000	195	584,805	-	-	585,000
Elimination	(1,107,992)	(274,840)	(122,647)	-	(16,017)	(413,504)
Net loss for the year	-	-	-	(110,344)	-	(110,344)
Foreign currency translation profit	-	-		-	(95,519)	(95,519)
Balance as of Dec 31, 2018	359,305,561	35,931	1,998,870	(123,358)	(114,711)	1,796,732
Net loss for the year	-	-	-	(32,886)	-	(32,886)
Foreign currency translation profit	-	-	-	-	(1,401)	(1,401)
Balance as of June 30, 2019	359,305,561	35,931	1,998,870	(156,244)	(116,112)	1,762,445

See accompanying notes to condensed consolidated financial statements

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2018 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	(32,886)	$(1,534)

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation of property, plant and equipment	55,030	43,627
Loss on disposal of property, plant and equipment		-
Interest expenses	16,777	15,211
Operating profit before working capital changes	38,921	57,304

Changes in operating assets and liabilities:
Inventories	87,501	(43,665)
Account receivables	148,519	(335,385)
Other receivables, deposits and prepayments	7,225	72,251
Amount due from related parties	(70,022)	247,280
Amount due from directors	78	180,383
Account payable	(171,181)	(16,941)
Other payables and accrued liabilities	(118,599)	108,172
Cash generated/(used in) from operating activities	(77,558)	269,399
Tax refunded	1,963	15,560
Tax paid	(20,624)	-
Net cash generated/(used in) from operating activities	(96,219)	284,959

Cash flows from investing activities:
Proceed from disposal of property, plant and equipment	-	-
Purchase of property, plant and equipment	(13,731)	(144,921)
Amount due from shareholders	-	38,100
Net cash used in investing activities	(13,731)	(106,821)

Cash flows from financing activities:
Proceed from issued shares		195
Interest expenses	(16,776)	(15,211)
Acquisition of term loan		-
Acquisition of hire purchase		-
Repayment of term loan borrowing	(14,907)	(13,960)
Repayment of hire purchase borrowing	(11,521)	(9,581)
Net cash generated from financing activities	(43,204)	(38,557)

Foreign currency translation adjustment	(1,360)	81,102

NET CHANGE IN CASH AND CASH EQUIVALENTS	(154,514)	220,683

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	255,555	175,073

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	101,041	$395,756

Cash and bank balance	158,709	$598,330
Bank overdraft	(57,668)	(202,574)
Cash and cash equivalents, end of financial year	101,041	395,756

See accompanying notes to condensed consolidated financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Bioplus Life Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 13, 2017. For purposes of financial statements presentation, Bioplus Life Corp. and its subsidiaries are herein referred to as “the Company” or “We”.

We have historically conducted our business through Bio Life Neutraceuticals Sdn Bhd, a private limited liability company, incorporated in Malaysia. Bioplus Life Corp. (US), incorporated in United State of Nevada, is an investment holding company with 100% equity interest in Bioplus Life Corp. (Labuan), a company incorporated in Labuan, which subsequent hold 100% equity interest in Bioplus Life International Holdings Limited, a company incorporated in Hong Kong, which subsequent hold 99.8% equity interest in Bio Life Holdings Berhad, a company incorporated in Malaysia, which subsequent hold 100% equity interest in Bio Life Neutraceuticals Sdn Bhd. On December 31, 2017, Bioplus Life Corp was organized to be holding company parent to, and succeed to the operations of, Bioplus Life Corp. (Labuan), Bioplus Life International Holdings Ltd, Bio Life Holdings Berhad and Bio Life Neutraceuticals Sdn Bhd. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues, and expenses, and as if the transfer occurred at the beginning of the period. Prior periods have been retrospectively adjusted to furnish comparative information.

The Company, through its subsidiaries mainly an investment holding and supplies high quality health products. Details of the Company’s subsidiaries:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	359,305,560 shares of ordinary shares of US$1 each	Investment Holding

2	Bioplus Life International Holdings Ltd.	Hong Kong June 20, 2017	1 shares of ordinary shares of HK$1 each	Investment Holding

3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding

4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Consumer Products

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six monthsor less as of the purchase date of such investments.

●	Property, plant and equipment

Property and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Computer hardware	20%
Furniture & fittings	10%
Handphone	20%
Landscape	20%
Leasehold land and building	99 years
Machinery	10%
Motor vehicle	20%
Office equipment	10%
Renovation	20%
Signboard	10%
Tools and equipment	10%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

●	Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Statements of Operations and Comprehensive Income.

●	Revenue recognition

Revenue recognized when it is probable that the economic benefits associated with the transaction will flow to the enterprise and the amount of the revenue can be measured reliably. Revenue is measured at the fair value of consideration received or receivable.

a.	Sales of goods or rendering of services

An entity shall recognize revenue associated with the transaction by reference to the stage of completion of the transaction at the end of the reporting period. The outcome of a transaction can be estimated reliably when all the following conditions are satisfied: -

i.	The amount of revenue can be measured reliably;

ii.	It is probable that the economic benefits associated with the transaction will flow to the entity;

iii.	The stage of completion of the transaction at the end of the reporting period can be measured reliably; and

iv.	The costs incurred for the transaction and the costs to complete the transaction can be measured reliably.

b.	Interest income

Interest is recognized on receipt basis.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

●	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

●	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping ang handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Six months ended June 30,
	2019	2018
Year-end MYR : US$1 exchange rate	4.1323	4.0405
Period average MYR : US$1 exchange rate	4.1191	3.9363
Year-end RMB : US$1 exchange rate	0.1457	0.1511
Period average RMB : US$1 exchange rate	0.1473	0.1570

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;
●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2019, and 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

●	Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. This adoption will not have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. This adoption will not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. This adoption will not have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We will recognize our inventories at cost or net realisable value, whichever lower.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3.	AMOUNT DUE FROM STOCKHOLDERS

The amounts are unsecured, bear no interest and are payable on demand.

4.	AMOUNT DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

5.	AMOUNT DUE FROM/(TO) DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

6.	INVENTORIES

	June 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)
Finished goods, at cost	$356,097	$443,597
Total inventories	356,097	443,597

7.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	June 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)
Other receivables	$8,182	$17,265
Deposits and Prepayment	28,342	26,484
	36,524	43,749

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)

Computer hardware	$36,118	31,541
Furniture & fittings	104,956	104,670
Handphone	3,475	3,538
Landscape	3,437	3,501
Leasehold land and building	1,846,685	1,881,464
Machinery	98,825	93,608
Motor vehicle	197,995	200,945
Office equipment	52,138	52,430
Renovation	91,615	91,670
Signboard	4,596	4,655
Tools and equipment	4,300	4,308
	2,444,140	2,472,330
(Less): Accumulated depreciation	(299,504)	(239,957)
(Less): Foreign translation difference	(418)	(45,308)
Property, plant and equipment, net	$2,144,218	$2,187,065

Depreciation expense for the six months ended June 30, 2019 was $55,030. (December 31, 2018: $93,649)

As at period ended June 30, 2019, the Company acquired motor vehicle under finance lease with a carrying value of $197,995. (Dec 31, 2018: $200,945)

The leasehold land and building with carrying amount of $1,846,685 (December 31, 2018: $1,881,464) have been charged to licensed bank to secure banking facilities granted to the Company.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance leases agreement with the effective interest rate of 5.22% per annum (2018: 5.22% per annum), with principal and interest payable monthly. The obligation under the finance lease is as follows:

	June 30, 2019			Dec 31, 2018
	(Unaudited)			(Audited)
Present value of hire purchase liabilities:	$		$
Not later than one year		22,875		22,895
Later than one year but not later than two years		22,875		22,895
Later than two years but not later than five years		40,786		52,266
		86,536		98,056

Analysed as:	$		$
Current portion		22,876		22,895
Non-current portion		63,660		75,161
		86,536		98,056

10.	BANK BORROWINGS

	June 30, 2019		Dec 31, 2018
	(Unaudited)		(Audited)
Secured: -	$		$
Bank overdraft		57,668		142,579
Term loan		613,488		628,394
		671,156		770,972

Analysed as:	$		$
Current portion		85,886		195,490
Non-current portion		585,270		575,482
		671,156		770,972

The bank overdraft of the Company is secured by way of the following:

a.	A Facilities Agreement for US$377,277;
b.	Master Facility Agreement.
c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

Interested charged on the bank overdraft is 4% (2018: 4%) above the bank base lending rate per annum.

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;
b.	Master Facility Agreement.
c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

The term loan is payable by 240 monthly installments of US$4,492 each including interest, commencing from Oct 10, 2016 and subject to interest at 4% per annum flat.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11.	OTHER PAYBLES AND ACCRUED LIABILITIES

	June 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)
Other payables generated from:	$	$
Local
Common outstanding from non-trade payable	14,855	87,595

Foreign, representing
Malaysia
Advance payment by payable	-	5,249
Common outstanding from non-trade payable	91,551	31,923
Common outstanding from third parties	7,433	622

China
Common outstanding from third parties	437	436

Hong Kong	-	-
	114,276	125,825

Accrued other expenses
Local	-	-
Foreign, representing
Malaysia
Payroll	19,394	30,693
Payroll Deduction	-	21,208
Professional Fee	483	3,142
Expenses	29,108	53,672
Others	69

China	-	-

Hong Kong	-	-
	49,054	108,715

Deposit received		-

Foreign, representing
Malaysia	190,942	238,331

China	-	-

Hong Kong		-
	-
	190,942	238,331

	354,272	472,871

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Other payable at June 30, 2019 total US$114,276 consisting of US$14,855 generated from local company of common outstanding from third parties. Other payable generated from foreign company representing Malaysia consisting US$91,551 of common outstanding from non-trade payable and US$7,433 of common outstanding from third parties. There is US$437 generated from China of common outstanding from third parties.

Other payable at December 31, 2018 total US$125,825 consisting of US$87,595 generated from local company of common outstanding from third parties. Other payable generated from foreign company representing Malaysia consisting of US$5,249 of advance payment by payable, US$31,923 of common outstanding from non-trade payable and US$622 of common outstanding from third parties. There is US$436 generated from China of common outstanding from third parties.

All the accrued other expenses generated from foreign company representing Malaysia. Accrued other expenses at June 30, 2019 total US$49,054 consisting of US$19,394 from payroll, US$483 from professional fee, US$29,108 from expenses and US$69 from others.

All the accrued other expenses generated from foreign company representing Malaysia. Accrued other expenses at December 31, 2018 total US$108,715 consisting of US$30,693 from payroll, US$21,208 from payroll deduction, US$3,142 from professional fee and US$53,672 from expenses.

Deposit received at June 30, 2019 and December 31, 2018 is US$190,942 and US$238,331 respectively.

12.	INCOME TAXES

The (loss)/profit before taxes of the Company for the years ended June 30, 2019 and 2018 were comprised of the following:

	As of June 30,
	2019	2018
Tax jurisdictions from:
Local	(26,069)	$(31,214)
Foreign, representing:
Malaysia	(48,07)	9,162
Hong Kong	(997)	20,989
China	(1,013)	(471)
(Loss)/Profit before income tax	(32,886)	$(1,534)

The provision for income taxes consisted of the following:

As of June 30,
	2019	2018
Current

Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-
Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-
	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2019, the operations in the United States of America incurred $314,471 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $66,038 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Bio Life Holdings Berhad (“BLHB”) and Bio Life Neutraceuticals Sdn Bhd (“BLNSB”) are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 18% to 24% on the assessable income for its tax year.

Hong Kong

Bioplus Life International Holdings Ltd is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

China

The Company is registered in the Shen Zhen and is subject to the China Corporate Tax, which is charged at the statutory income tax rate of 25% on its assessable income.

IOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13.	OTHER INCOME

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Interest income	$-	$13
Other income	77	89
Unrealized gain on foreign exchange	802	(8,481)
Realized gain on foreign exchange	3,335	-
	4,214	8,379

14.	RELATED PARTIES TRANSACTIONS

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)

Transaction with company in which a shareholder has substantial financial interest:
Sales	$	$
Related Party A	-	88,042

Purchases
Related Party A	-	458,837

i.	Related party A, Dato’ Chong Khooi You, is the Director of the Company

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

15.	FOREIGN CURRENCY EXCHANGE RATE

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US$ at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

16.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company presented these audited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.5, dated July 2 , 2019, for the year ended June 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated July 2, 2019, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

BIOPLUS LIFE CORP., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 13, 2017. BIOPLUS LIFE CORP operates entirely through its wholly owned subsidiary, Bioplus Life Corp., a Company organized in Labuan, Malaysia which owns 100% of Bioplus Life International Holding Limited, the operating Hong Kong company. On October 27, 2017, Bioplus Life International Holdings Limited acquired 100% of Bioplus Life Corp. (ShenZhen) a Company incorporated in China for the purpose of future business expansion into the huge potential China Market. In addition, Bioplus Life International Holdings Limited acquired 99.8% of Bio Life Holdings Berhad, a Company incorporated in Malaysia, on June 11, 2018. Bio Life Holdings Berhad in turn owns 100% of Bio Life Neutraceuticals Sdn Bhd, the Malaysia Company which currently carry out the business operations of the Company

Bioplus Life Corp., through its wholly owned subsidiary, is a company specialized in providing health and beauty care products to our customers. The Company mission is to create awareness for good health and personal care to improve our customers’ quality of life. We seek to achieve this by offering an affordable solution to existing health food businesses through the production, information, advisory and services pertaining to our product line. Our website, http://www.biolife2u.com/, can be utilized to inquire about our product offerings, but we do not directly sell any products through our website. At this time we primarily sell our products to third party companies and MLM (Multi-level Marketing) companies.

The product series, or line, of our company includes, but is not strictly limited to, products that fall into the following categories: bone, fiber, bee-propolis, cardiovascular health, herbal, health beverages, apple stem cell, beauty care, feminine health, UT care, anti-oxidant and eye health series. These health and beauty supplies are designed to help improve the consumers’ metabolism rate, burn excessive fats, provide anti-aging effects and improve the overall health and physical appearance of our customers. At our current, and reasonable future operating level, our supplier has indicated that they will have ample supply to fulfill our orders for raw materials while also fulfilling any and all orders they may receive from other customers.

Results of Operation

For the six months ended June 30, 2019 and 2018

For the year ended June 30, 2019, we realized revenue in the amount of $754,889. This was lesser than the previous year ended June 30, 2018, which was in the amount of $1,260,544.

Similarly, our gross profits for the year ended June 30, 2019 were $ 350,903 while for year ended June 30, 2018 were $522,403.

Our net loss for the year ended June 30, 2019 was $32,886 while our net loss for the year ended June 30, 2018 was $1,534. We attribute this loss due to decrease in revenue for the year ended June 30, 2019 compare with June 30, 2018.

Our assets for the year ended June 30, 2019 totalled $ 2,950,371 while for the year ended June 30, 2018, they totalled $3,471,068.

3

Liquidity and Capital Resources

As of June 30, 2019, and June 30, 2018, we had cash and cash equivalents of $158,709 and $598,330 respectively. During the year ended June 30, 2019, we have negative operating cash flows due to settlement of account payable and other payables and accrued liabilities.

Cash Provided by/Used in Operating Activities

For the year ended June 30, 2019, net cash provided by operating activities was negative net $96,219, as compared to net cash provided by operating activities of $284,959 for June 30, 2018, mainly due to settlement of outstanding debt to account payable, other payable and accrued liabilities.

Cash Provided by/Used in Financing Activities

For the year ended June 30, 2019, net cash provided by financing activities was negative net $43,204. For the year ended June 30, 2018, a negative net cash provided by financing activities was $38,557, was mainly attributed to the payment to interest expense and repayment of liabilities.

Cash Provided by/Used in Investing Activities

For the year ended June 30, 2019, net cash used in investing activities was $13,731 which is reflective primarily of the purchase of property, plant and equipment during the year. For the year ended June 30, 2018, a negative net cash is shown in investing activities at amount of $106,821, which is reflective primarily of the purchase of property, plant and equipment.

Capital Expenditures

As of June 30, 2019, the Company has property, plant, and equipment in the amount of $ 2,144,218 and $2,187,065 as of December 31, 2018.

Credit Facilities

We currently have secured banking facilities in place with respect to the leasehold land and building with carrying amount of $ 1,779,897 (Mar 31, 2018: $1,811,239).

Bio Life Neutraceuticals Sdn Bhd has secured a cash line facility with the Malaysian bank called Maybank Islamic Berhad, whereas the facility amounts to US$377,277 (equivalent to MYR1,532,500). The bank overdraft facility is executed by ways of Facilities Agreement, Master Facility Agreement and Joint and Several Guarantee with an interest rate of 4% (2019: 4%) above the bank base lending rate per annum.

Bio Life Neutraceuticals Sdn Bhd has secured a term loan with the Malaysian bank called Maybank Islamic Berhad, whereby the term loan is in the amount of US$1,705,086 (equivalent to MYR6,926,058.44). The term loan is executed by ways of a Facilities Agreement, a Master Facility Agreement and Joint and Several Guarantee with a flat interest rate of 4% (2019: 4%) per annum. The term loan is to be payable in 240 monthly installments of US$4,492 (equivalent to MYR18,248) including interest payment, commencing on October 10, 2016.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest averse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

6

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPLUS LIFE CORP.
(Name of Registrant)

Date: August 14, 2019
	By:	/s/ Chong Khooi You
Chong Khooi You
CEO, President, Secretary, Treasurer, Director

8