Form 10-Q
period 2019-09-30
BIOPLUS LIFE CORP.
filed 2019-11-14
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-226885

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2019
Common Stock, $.0001 par value	359,305,561

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and Dec 31, 2018 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Nine months Ended September 30, 2019 and 2018 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended September 30,2019 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2019 and 2018 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	7
	SIGNATURES	8

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and Dec 31, 2018 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Nine months Ended September 30, 2019 and 2018 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended September 30,2019 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2019 and 2018 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-15

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2019 (Unaudited) and December 31, 2018 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		Sept 30, 2019	Dec 31, 2018
	Note	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$100,730	$398,133
Account receivables		159,270	363,950
Income tax receivables		22,277	-
Amount due from related parties	3	29,692	31,007
Amount due from directors		-	3,567
Inventories	4	302,438	443,597
Other receivables, deposits and prepayments	5	77,134	43,749

Total current assets		691,541	1,284,003

Non-current assets:
Property, plant and equipment, net	6	2,113,597	2,187,065

TOTAL ASSETS		$2,805,138	$3,471,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$-	$190,967
Obligation under finance lease	7	22,630	22,895
Bank borrowings	8	-	195,490
Amount due to related parties		-	71,014
Amount due to directors		2,468	8,761
Other payables and accrued liabilities	9	271,552	472,871
Amount due to investor		8,000	-
Contra account		143	-
Sales tax payable		5,821	-
Provision for taxation		3,604	14,354

Total current liabilities		314,218	976,352

Non-current liabilities:
Obligation under finance lease	7	57,318	75,161
Bank borrowings	8	599,821	575,482
Deferred taxation		46,793	47,341

Total non-current liabilities		703,932	697,984

TOTAL LIABILITIES		$1,018,150	$1,674,336

Stockholders’ equity:
Common stock, par value $0.0001: 359,305,561 and 359,305,561 share issued and outstanding as of June 30, 2019, and Dec 31, 2018, respectively.		$35,931	$35,931
Additional paid up share capital		1,998,870	1,998,870
Accumulated losses		(115,992)	(123,358)
Other comprehensive losses		(131,821)	(114,711)

Total stockholders’ equity		1,786,988	1,796,732

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$2,805,138	$3,471,068

See accompanying notes to condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

For the three months and nine months ended September 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended Sept 30		Nine months ended Sept 30
	Note	2019	2018	2019	2018

Revenues, net		$446,437	$1,132,192	$1,201,326	$2,408,669

Cost of revenues		(210,313)	(537,770)	(614,299)	(1,282,861)

Gross profit		236,124	594,422	587,027	1,125,808

Other income	11	285	3,287	4,499	254

Operating expenses:
General and operating expenses		(188,020)	(260,684)	(559,247)	(766,519)
Finance cost		(8,137)	(20,511)	(24,913)	(36,059)

Total expenses		(196,157)	(281,195)	(584,160)	(802,578)

(Loss)/Gain from operations		40,252	(316,514)	7,366	323,484

Income tax income/(expense)	10	-	-	-	-

NET (LOSS)/PROFIT		40,252	(316,514)	7,366	323,484

Other comprehensive expense:
- Foreign currency translation profit		(15,699)	(74,809)	(17,100)	(125,236)

TOTAL COMPREHENSIVE PROFIT/(LOSS)		$24,553	$241,705	$(9,734)	$198,248

Net income/(loss) per share- Basic and diluted		-	-	-	-

Weighted average number of common shares outstanding -Basic and diluted		358,787,945	358,787,945	358,787,945	358,787,945

See accompanying notes to condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Common stock		Additional paid up		Accumulated other
	Number of Shares	Amount	share capital	Accumulated profit /(loss)	comprehensive loss	Total Equity

Balance as of Jan 1, 2018	358,463,553	310,576	1,536,712	(13,014)	(3,175)	1,831,099
Issued shares	1,950,000	195	584,805	-	-	585,000
Elimination	(1,107,992)	(274,840)	(122,647)	-	(16,017)	(413,504)
Net loss for the year	-	-	-	(110,344)	-	(110,344)
Foreign currency translation profit	-	-	-	-	(95,519)	(95,519)
Balance as of Dec 31, 2018	359,305,561	35,931	1,998,870	(123,358)	(114,711)	1,796,732
Net gain for the year	-	-	-	7,366	-	7,366
Foreign currency translation profit	-	-	-	-	(17,110)	(17,110)
Balance as of Sept 30, 2019	359,305,561	35,931	1,998,870	(115,992)	(131,821)	1,786,988

See accompanying notes to condensed consolidated financial statements

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net profit	7,366	323,484

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation of property, plant and equipment	82,857	69,292
Interest expenses	24,912	36,059
Operating profit before working capital changes	115,135	428,835

Changes in operating assets and liabilities:
Inventories	141,160	(282,865)
Account receivables	204,680	(591,576)
Income tax receivables	-	14,567
Other receivables, deposits and prepayments	(12,290)	64,253
Amount due from related parties	(69,699)	248,066
Amount due from directors	(2,725)	178,921
Account payable	(212,063)	125,187
Contra account	143	-
Sales tax payable	5,821	-
Amount due to investor	8,000	-
Other payables and accrued liabilities	(201,319)	48,147
Cash generated/(used in) from operating activities	(23,157)	233,535
Tax refunded	1,942	-
Tax paid	(34,845)	(37,429)
Net cash generated/(used in) from operating activities	(56,060)	196,106

Cash flows from investing activities:
Purchase of property, plant and equipment	(33,692)	(199,779)
Amount due from shareholders	-	47,100
Net cash used in investing activities	(33,692)	(152,679)

Cash flows from financing activities:
Proceed from issued shares	-	188,292
Interest expenses	(24,912)	(36,059)
Acquisition of term loan	-	-
Acquisition of hire purchase	-	19,840
Repayment of term loan borrowing	(28,574)	(7,338)
Repayment of hire purchase borrowing	(18,108)	-
Net cash used in financing activities	(71,594)	164,735

Foreign currency translation adjustment	6,522	(100,367)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(154,824)	107,795

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	255,554	175,073

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	100,730	$282,868

Cash and bank balance	100,730	$433,097
Bank overdraft	-	(150,229)
Cash and cash equivalents, end of financial year	100,730	282,868

See accompanying notes to condensed consolidated financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

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

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

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

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Nine months ended September 30,
	2019	2018
Year-end MYR : US$1 exchange rate	4.1349	4.1405
Period average MYR : US$1 exchange rate	4.1870	3.9894
Year-end RMB : US$1 exchange rate	0.1454	0.1456
Period average RMB : US$1 exchange rate	0.1471	0.1537

●	Related parties

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

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

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

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3.	AMOUNT DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4.	INVENTORIES

	Sept 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)
Finished goods, at cost	$302,438	$443,597
Total inventories	302,438	443,597

5.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	Sept 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)
Other receivables	$8,013	$17,265
Deposits and Prepayment	48,025	26,484
	56,038	43,749

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Sept 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)

Computer hardware	$31,404	31,541
Furniture & fittings	104,532	104,670
Handphone	3,435	3,538
Landscape	3,397	3,501
Leasehold land and building	1,830,214	1,881,464
Machinery	116,383	93,608
Motor vehicle	195,701	200,945
Office equipment	51,535	52,430
Renovation	90,555	91,670
Signboard	4,543	4,655
Tools and equipment	4,250	4,308
	2,435,949	2,472,330
(Less): Accumulated depreciation	(332,431)	(239,957)
(Less): Foreign translation difference	10,079	(45,308)
Property, plant and equipment, net	$2,113,597	$2,187,065

Depreciation expense for the nine months ended September 30, 2019 was $82,857. (September 30, 2018: $69,292)

As at period ended September 30, 2019, the Company acquired motor vehicle under finance lease with a carrying value of $195,701. (Dec 31, 2018: $200,945)

The leasehold land and building with carrying amount of $1,830,204 (December 31, 2018: $1,881,464) have been charged to licensed bank to secure banking facilities granted to the Company.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7.	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance leases agreement with the effective interest rate of 5.22% per annum (2018: 5.22% per annum), with principal and interest payable monthly. The obligation under the finance lease is as follows:

	Sept 30, 2019			Dec 31, 2018
	(Unaudited)			(Audited)
Present value of hire purchase liabilities:	$		$
Not later than one year		22,630		22,895
Later than one year but not later than two years		22,630		22,895
Later than two years but not later than five years		34,688		52,266
		79,948		98,056

Analysed as:	$		$
Current portion		22,630		22,895
Non-current portion		57,318		75,161
		79,948		98,056

8.	BANK BORROWINGS

	Sept 30, 2019		Dec 31, 2018
	(Unaudited)		(Audited)
Secured: -	$		$
Bank overdraft		-		142,579
Term loan		599,821		628,394
		599,821		770,972

Analysed as:	$		$
Current portion		-		195,490
Non-current portion		599,821		575,482
		599,821		770,972

The bank overdraft of the Company is secured by way of the following:

a.	A Facilities Agreement for US$377,277;
b.	Master Facility Agreement.
c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

Interested charged on the bank overdraft is 4% (2018: 4%) above the bank base lending rate per annum.

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;
b.	Master Facility Agreement.
c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

The term loan is payable by 240 monthly installments of US$4,492 each including interest, commencing from Oct 10, 2016 and subject to interest at 4% per annum flat.

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9.	OTHER PAYBLES AND ACCRUED LIABILITIES

	Sept 30, 2019	Dec 31, 2018
	(Unaudited)	(Audited)
Other payables generated from:	$	$
Local
Common outstanding from non-trade payable	10,500	87,595

Foreign, representing
Malaysia
Advance payment by payable	-	5,249
Common outstanding from non-trade payable	78,090	31,923
Common outstanding from third parties	-	622

China
Common outstanding from third parties	420	436

Hong Kong		-
	89,010	125,825

Accrued other expenses
Local	-	-
Foreign, representing
Malaysia
Payroll	15,592	30,693
Payroll Deduction	-	21,208
Professional Fee	1,553	3,142
Expenses	27,421	53,672
Others	12

China	-	-

Hong Kong	-	-
	44,578	108,715

Deposit received		-

Foreign, representing
Malaysia	137,964	238,331

China	-	-

Hong Kong	-	-

	137,964	238,331

	271,552	472,871

BIOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Other payable at September 30, 2019 total US$88,959 consisting of US$10,500 generated from local company of common outstanding from third parties. Other payable generated from foreign company representing Malaysia consisting US$78,090 of common outstanding from non-trade payable There is US$420 generated from China of common outstanding from third parties.

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

All the accrued other expenses generated from foreign company representing Malaysia. Accrued other expenses at September 30, 2019 total US$44,578 consisting of US$15,592 from payroll, US$1,553 from professional fee, US$27,421 from expenses and US$12 from others.

All the accrued other expenses generated from foreign company representing Malaysia. Accrued other expenses at December 31, 2018 total US$108,715 consisting of US$30,693 from payroll, US$21,208 from payroll deduction, US$3,142 from professional fee and US$53,672 from expenses.

Deposit received at September 30, 2019 and December 31, 2018 is US$137,964 and US$238,331 respectively.

10.	INCOME TAXES

The (loss)/profit before taxes of the Company for the years ended September 30, 2019 and 2018 were comprised of the following:

	As of September 30,
	2019	2018
Tax jurisdictions from:
Local	(36,326)	$(49,987)
Foreign, representing:
Malaysia	47,020	353,865
Hong Kong	(1,859)	20,989
China	(1,469)	(1,383)
(Loss)/Profit before income tax	7,366	$323,484

The provision for income taxes consisted of the following:

As of September 30,
	2019	2018
Current

Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-
Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-
	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2019, the operations in the United States of America incurred $324,728 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $68,193 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

IOPLUS LIFE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11.	OTHER INCOME

	Sept 30, 2019	Sept 30, 2018
	(Unaudited)	(Unaudited)
Interest income	$-	$254
Other income	77	-
Unrealized gain on foreign exchange	1,099	-
Realized gain on foreign exchange	3,323	-
	4,499	254

12.	RELATED PARTIES TRANSACTIONS

	Sept 30, 2019	Sept 30, 2018
	(Unaudited)	(Unaudited)

Transaction with company in which a shareholder has substantial financial interest:
Sales	$	$
Related Party A	-	88,042

Purchases
Related Party A	-	458,837

i.	Related party A, Dato’ Chong Khooi You, is the Director of the Company

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

13.	FOREIGN CURRENCY EXCHANGE RATE

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

14.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the Company presented these audited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.5, dated July 2, 2019, for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended September 30, 2019 and 2018

For three month ended September 30, 2019, we realized revenue in the amount of $446,437. For the three month ended September 30, 2018, we realized revenue in the amount of $1,132,192.

Similarly, our gross profits for the three month ended September 30, 2019 were $236,124 while for three month ended September 30, 2018 were $594,422.

Our net gain for the three month ended September 30, 2019 was $40,252 while our net profit for the three month ended September 30, 2018 was $316,514.

For the nine months ended September 30, 2019 and 2018

For nine month ended September 30, 2019, we realized revenue in the amount of $1,201,326. For the nine month ended September 30, 2018, we realized revenue in the amount of $2,408,669.

Similarly, our gross profits for the nine month ended September 30, 2019 were $587,027 while for nine month ended September 30, 2018 were $1,125,808.

Our net profit for the nine month ended September 30, 2019 was $7,366 while our net profit for the nine month ended September 30, 2018 was $323,484.

3

Liquidity and Capital Resources

As of September 30, 2019, and September 30, 2018, we had cash and bank balances of $100,730 and $398,133 respectively. During the period ended September 30, 2019, we have negative operating cash flows due to settlement of account payable and other payables and accrued liabilities.

Cash Provided by/Used in Operating Activities

For the nine month ended September 30, 2019, net cash provided by operating activities was negative net $56,060, as compared to net cash generated from operating activities of $196,106 for nine month ended September 30, 2018, mainly due to settlement of outstanding debt to account payable, other payable and accrued liabilities.

Cash Provided by/Used in Financing Activities

For the nine month ended September 30, 2019, net cash provided by financing activities was negative net $71,954. For the nine month ended September 30, 2018, the net cash generated from financing activities was $164,735, was mainly attributed to the proceed of shares.

Cash Provided by/Used in Investing Activities

For the nine month ended September 30, 2019, net cash used in investing activities was $33,692 which is reflective primarily of the purchase of property, plant and equipment during the year. For the nine month ended September 30, 2018, net cash used in investing activities at amount of $152,679, which is reflective primarily of the purchase of property, plant and equipment.

Capital Expenditures

As of September 30, 2019, the Company has property, plant, and equipment in the amount of $2,113,597 and $2,187,065 as of December 31, 2018.

Credit Facilities

We currently have secured banking facilities in place with respect to the leasehold land and building with carrying amount of $1,761,066 (Dec 31, 2018: $1,790,737).

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2019
	By:	/s/ Chong Khooi You
Chong Khooi You
CEO, President, Secretary, Treasurer, Director

8