Form 10-Q
period 2020-06-30
BIOPLUS LIFE CORP.
filed 2021-01-04
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOPLUS LIFE CORP.

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of
	Note	June 30, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$262,140	$210,740
Account receivables		561,617	308,688
Income tax receivables		39,270	7,675
Amount due from related parties	3	29,047	19,771
Amount due from directors	4	5,820	5,821
Inventories	5	209,624	303,954
Other receivables, deposits and prepayments	6	91,076	133,060
Total current assets		1,198,594	989,709

Non-current assets:
Property, plant and equipment, net	7	2,101,594	2,217,247
Total non-current assets		2,101,594	2,217,247
TOTAL ASSETS		$3,300,188	$3,206,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$110,736	$48,298
Obligation under finance lease	8	23,008	33,343
Bank borrowings	9	35,575	195,027
Other payables and accrued liabilities	10	604,222	494,045
Provision for taxation		3,604	3,604
Amount due to directors	4	9,534	8,489
Total current liabilities		786,679	782,806

Non-current liabilities:
Obligation under finance lease	8	88,116	92,133
Bank borrowings	9	537,471	553,144
Deferred taxation	12	40,764	42,631
Total non-current liabilities		666,351	687,908
TOTAL LIABILITIES		$1,453,030	$1,470,714

Stockholders’ equity:
Common stock, par value $0.0001: 362,905,561 and 359,305,561 shares issued and outstanding as of June 30, 2020 and December 31 2019, respectively.	13	$36,291	$35,931
Additional paid up share capital	13	1,998,870	1,998,870
Accumulated loss		(37,855)	(216,550)
Other comprehensive loss		(150,148)	(82,009)
Total stockholders’ equity		1,847,158	1,736,242
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,300,188	$3,206,956

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/ (LOSS)

(Amount expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30,		Three months ended June 30,
	Note	2020	2019	2020	2019

Revenues, net		$1,460,200	$754,889	$806,223	$396,954

Cost of revenues		(833,877)	(403,986)	(472,261)	(202,047)

Gross profit		626,323	350,903	333,962	194,907

Other income	14	1,599	4,214	1,368	2,580

Operating expenses:
General and operating expenses		(439,489)	(371,227)	(164,504)	(169,814)
Finance cost		(9,738)	(16,776)	(350)	(8,158)

Total expenses		(449,227)	(388,003)	(164,854)	(177,972)

Profit/ (Loss) from operations		178,695	(32,886)	170,476	18,929

Income tax expense	12	-	-	-	-

NET PROFIT/(LOSS)		$178,695	$(32,886)	$170,476	$18,929

Other comprehensive expense:
- Foreign currency translation (loss)/gain		(68,139)	(1,401)	18,931	(26,536)

TOTAL COMPREHENSIVE (LOSS) / INCOME		$110,556	$(34,287)	$189,407	$(7,607)

Earnings per share		$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding -Basic and diluted		362,312,155	359,305,561	362,312,155	359,305,561

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net profit/ (loss)	$178,695	$(32,886)
Income tax expenses	-	-
Profit/(Loss) from operations	178,695	(32,886)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	58,564	55,030
Interest expenses	9,738	16,777
Operating profit before working capital changes	246,997	38,291
Changes in operating assets and liabilities:
Inventories	80,204	87,501
Account receivables	(263,787)	148,519
Other receivables, deposits and prepayments	35,858	7,225
Amount due from related parties	(10,040)	(70,022)
Amount due from directors	1,412	78
Account payable	63,908	(171,181)
Other payables and accrued liabilities	124,778	(118,599)
Cash generated from/ (used in) operating activities	279,330	(77,558)
Tax paid	(31,612)	(18,661)
Net cash used in operating activities	(247,718)	(96,219)
Cash flows from investing activities:
Purchase of property, plant and equipment	(40,553)	(13,731)
Net cash used in investing activities	(40,553)	(13,731)
Cash flows from financing activities:
Proceed from issued shares	360	-
Interest expenses	(9,738)	(16,776)
Repayment of term loan borrowing	(6,958)	(14,907)
Repayment of hire purchase borrowing	(8,766)	(11,521)
Net cash used in financing activities	(25,102)	(43,204)
Foreign currency translation adjustment	10,857	(1,360)
NET CHANGE IN CASH AND CASH EQUIVALENTS	182,063	(154,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	69,220	255,555
CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$262,140	$101,041
CASH AND CASH EQUIVALENTS INFORMATION
Cash and bank balance	$262,140	$158,709
Bank overdraft	-	(57,668)
Cash and cash equivalents, end of financial period	$262,140	$101,041

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2020

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

The Company, through its subsidiaries supplies high quality health products. Details of the Company’s subsidiaries are below:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	100 shares of ordinary shares of US$1 each	Investment Holding

2	Bioplus Life International Holdings Ltd.	Hong Kong June 20, 2017	1 shares of ordinary shares of HK$1 each	Investment Holding

3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding

4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Consumer Products

5	Bio Life Neutraceuticals (Shenzhen) Pty Ltd.	Shenzhen October 27, 2017	500,000 shares of ordinary shares of RMB1 each	Trading of Healthy Supplement and Cosmetics

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

In this Quarterly Report, “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms refer only to the publicly held holding company, The Bioplus Life Corporation, excluding its subsidiaries and affiliates. Furthermore, in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Property and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Computer hardware	20%
Furniture & fittings	10%
Handphone	20%
Landscape	20%
Leasehold land and building	99 years
Machinery	10%
Motor vehicle	20%
Office equipment	10%
Renovation	20%
Signboard	10%
Tools and equipment	10%
Kitchen utensils	10%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

●	Inventories

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

●	Foreign currencies translation (continued)

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the six months ended June 30,
	2020	2019
Period-end MYR: US$1 exchange rate	4.3232	4.1323
Period average MYR: US$1 exchange rate	4.2800	4.1191
Period-end US$1: RMB exchange rate	0.1412	0.1457
Period average US$1: RMB exchange rate	0.1415	0.1473

●	Related parties

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

As of June 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3.	AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4.	AMOUNT DUE FROM/(TO) DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

5.	INVENTORIES

	As of
	June 30, 2020	December 31, 2019
Raw material	$158,154	$245,877
Packing Material	27,434	23,858
Finished goods	24,036	34,219
Total inventories	$209,624	$303,954

6.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of
	June 30, 2020		December 31, 2019
Other receivables		$48,595	$9,981
Deposits	6.1	29,419	63,308
Prepayments	6.2	13,062	59,771
		$91,076	$133,060

6.1	The deposits of $ 29,419 (2019: $ 63,308) representing deposits paid for rental of hostels and various utilities.

6.2	The prepayments of $ 13,062 (2019: $ 59,771) representing advanced payments made to suppliers for purchase of manufacturing materials.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of
	June 30, 2020	December 31, 2019

Computer hardware	$36,018	$32,814
Furniture & fittings	107,206	106,945
Handphone	3,724	3,514
Landscape	3,475	3,475
Leasehold land and building	1,875,962	1,872,476
Machinery	132,496	119,413
Motor vehicle	243,630	243,630
Office equipment	57,467	52,725
Renovation	106,659	92,646
Signboard	5,253	4,648
Tools and equipment	4,879	4,348
Kitchen utensils	461	-
	$2,577,230	$2,536,634
(Less): Accumulated depreciation	(378,925)	(315,762)
Add/(Less): Foreign translation difference	(96,711)	(3,625)
Property, plant and equipment, net	$2,101,594	$2,217,247

Depreciation expense for the six months period ended June 30, 2020 and 2019 were $59, 539 and $55,030, respectively.

As of June 30, 2020, and December 31, 2019 the Company acquired motor vehicles under finance leases with carrying value of $102,422 and $129,925 respectively.

The leasehold land and building with carrying amount of $1,712,723 and $1,797,002 as of June 30, 2020 and December 31, 2019, respectively have been charged to licensed bank to secure banking facilities granted to the Company.

8.	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 2.48% - 4.31% per annum (2019: 5.22% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of
	June 30, 2020	December 31, 2019
Present value of hire purchase liabilities:	$	$
Not later than one year	23,008	33,343
Later than one year but not later than two years	31,072	32,496
Later than two years but not later than five years	57,044	59,637
	111,124	125,476

	As of
	June 30, 2020	December 31, 2019
Analyzed as:	$	$
Current portion	23,008	33,343
Non-current portion	88,116	92,133
	111,124	125,476

9.	BANK BORROWINGS

	As of
	June 30, 2020	December 31, 2019
Secured: -	$	$
Bank overdraft	-	141,520
Term loan	573,046	606,651
	573,046	748,171
Analyzed as:	$	$
Current portion	35,575	195,027
Non-current portion	537,471	553,144
	$573,046	$748,171

The bank overdraft of the Company is secured by way of the following:

a.	A Facilities Agreement for US$377,277 (MYR579,171);

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

Interested charged on the bank overdraft is 4% (2019: 4%) above the bank base lending rate per annum.

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086 (MYR2,842,719);

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

The term loan is payable by 240 monthly installments of US$4,492 (MYR18,248) each including interest, commencing from Oct 10, 2016 and subject to interest at 4% per annum flat.

10.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2020	December 31, 2019
Other payables generated from:	$	$
Local	8,483	41,645
Foreign, representing:
Malaysia	-	-
Common outstanding from non-trade payable	81,288	37,110
Common outstanding from third parties	905	1,004
China	-	-
Common outstanding from third parties	-	861
	$90,676	$80,620

Accrued other expenses
Local
Foreign, representing:
Malaysia
Payroll	16,276	18,550
Payroll deduction	7,555	7,873
Professional Fee	1,790	11,499
Commission	49,559	43,563
Expenses	17,469	1,157
	$92,649	$82,642
Hong Kong	-	-

Deposit received from customers	310,897	226,783

Share subscription receipts in advance	110,000	104,000
	$604,222	$494,045

11.	CONCENTRATION OF RISK

(a) Major Customers

For three months ended June 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period-end are presented as follows:

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Customer A	$-	$48,572	-	12%
Customer B	449,084	49,515	58%	12%

	$449,084	$98,087	58%	24%

For six months ended June 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period-end are presented as follows:

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Customer A	$138,771	$97,938	9%	24%
Customer B	594,523	49,515	40%	6%

	$733,294	$147,453	49%	30%

(b) Major Suppliers

For the three months ended June 30, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Supplier A	$186,822	$94,878	57%	74%
Supplier B	96,194	16,308	29%	12%
Supplier C	-	15,673	-	12%
	$283,016	$126,859	86%	98%

For the six months ended June 30, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Supplier A	$281,258	$173,626	51%	84%
Supplier B	150,876	16,308	28%	7%
	$432,134	$189,934	79%	91%

12.	INCOME TAXES

	Six months ended
	2020	2019
Tax jurisdictions from:
Local	$(34,918)	$(26,069)
Foreign, representing:
Malaysia	214,711	(4,807)
Hong Kong	(187)	(977)
China	(911)	(1,013)
Profit/(Loss) before income tax	$178,695	$(32,886)

The provision for income taxes consisted of the following:

Six months ended
	2020	2019
Tax expense - Current
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-

Tax expense – Prior year
Foreign, representing:
Malaysia	-	-

Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2020, the operations in the United States of America incurred $437,892 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $7,333 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Bio Life Holdings Berhad (“BLHB”) and Bio Life Neutraceuticals Sdn Bhd (“BLNSB”) are subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year.

Hong Kong

Bioplus Life International Holdings Ltd is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

China

Bio Life Neutraceuticals (Shenzhen) Pty Ltd.is registered in the Shen Zhen and is subject to the China Corporate Tax, which is charged at the statutory income tax rate of 25% on its assessable income.

13.	STOCKHOLDERS’ EQUITY

During the year, the Company has issued the following common stock:

	June 30, 2020		December 31, 2019
Issued and fully paid:	$		$

At the beginning of the period		2,034,801		2,034,801
Issued during the period		360		-

At the end of the period		$2,035,161		$2,034,801

As of June 30, 2020, and December 31, 2019, Bioplus Life Corp has an issued and outstanding common share of 362,905,561 and 359,305,561, respectively.

14.	OTHER INCOME

	Six months ended
	2020	2019
Interest income	$-	$77
Other income	192	802
Realized gain on foreign exchange	1,407	3,335
	$1,599	$4,214

15.	FOREIGN CURRENCY EXCHANGE RATE

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

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date September 21, 2020 was the Company presented these audited consolidated financial statements.

17.	SIGNIFICANT EVENTS

During the fiscal year, the World Health Organization (WHO) declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

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

Our corporate structure is depicted below:

Bioplus Life Corp., through its wholly owned subsidiaries, is a company specialized in providing health and beauty care products to our customers. The Company mission is to create awareness for good health and personal care to improve our customers’ quality of life. We seek to achieve this by offering an affordable solution to existing health food businesses through the production, information, advisory and services pertaining to our product line. Our website, http://www.biolife2u.com, can be utilized to inquire about our product offerings. While we sell products through our website, we primarily sell our products to wholesalers and exporters.

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

	As of and for the six months ended June 30,
	2020	2019
Period-end MYR: US$1 exchange rate	4.3232	4.1323
Period average MYR: US$1 exchange rate	4.2800	4.1191
Period-end US$1: RMB exchange rate	0.1412	0.1457
Period average US$1: RMB exchange rate	0.1415	0.1473

Results of Operation

For the three months ended June 30, 2020 and 2019

Revenues. For three months ended June 30, 2020, the Company realized revenues of $806,223 as compared to $396,954 for the three months period ended June 30, 2019. The increase is revenues of approximately 103.1% is due to the fulfilment of pre-existing orders from prior quarters.

Cost of Revenues. For the three months ended June 30, 2020, we had cost of revenues of $472,261 compared with cost of revenues of $202,047 for the same period last year. The increase of 133.7% corresponds to the increase in product sales for the current quarter. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the three months ended June 30, 2020, we had a gross profit of $333,962 compared with gross profit of $194,907 for the same period last year. The 71.3% increase in gross profit is due to the reasons discussed above.

Other Income. For the three months ended June 30, 2020, we had other income of $1,368, as compared $2,580 for the three months period ended June 30, 2019, a reduction from the same period last year. The difference primarily is due to fluctuations of foreign exchange rate between these periods.

Operating Expenses. For the three months ended June 30, 2020, we had operating expenses of $164,504, as compared to operating expenses of $169,814 for the quarterly period ended June 30, 2019, a slight decrease of approximately 3.2% from the same period last year. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Net Profit. For the three months ended June 30, 2020, we had a net profit of $170,476 compared with a net profit of $18,929 for the same period last year. The increase in net profit is due to the reasons discussed above.

Foreign currency translation gain/loss. For the three months ended June 30, 2020, we had foreign currency translation gain of $18,931 compared with foreign currency translation loss of $26,536 for the same three months period last year. Foreign currency translation gain represents the movement of the US Dollar against the Malaysian Ringgit.

For the six months ended June 30, 2020 and 2019

Revenues. For six months ended June 30, 2020, the Company realized revenues of $1,460,200 as compared to $754,889 for the six months period ended June 30, 2019. The increase is revenues of approximately 93.4% is due to the fulfilment of pre-existing orders from prior quarters.

Cost of Revenues. For the six months ended June 30, 2020, we had cost of revenues of $833,877 compared with cost of revenues of $403,986 for the same period last year. The increase of 106.4% corresponds to the increase in product sales for the current period. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the six months ended June 30, 2020, we had a gross profit of $626,323 compared with gross profit of $350,903 for the same period last year. The 78.49% increase in gross profit is due to the reasons discussed above.

Other Income. For the six months ended June 30, 2020, we had other income of $1,599, as compared $4,214 for the six months period ended June 30, 2019, a reduction from the same period last year. The difference is primarily due to fluctuations of foreign exchange rate between these periods.

Operating Expenses. For the six months ended June 30, 2020, we had operating expenses of $439,489, as compared to operating expenses of $371,227 for the six months ended June 30, 2019, an increase of approximately 18.3% due to higher revenues during the current six month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the six months ended June 30, 2020, we had no income tax expense which same with the six months ended June 30, 2019. During the current period, we had losses carry forward from 2019, income taxes was not payable for the quarter.

Net Profit. For the six months ended June 30, 2020, we had a net profit of $178,695 compared with a net loss of $32,886 for the same period last year. The increase in net profit is due to the reasons discussed above.

Foreign currency translation gain/loss. For the six months ended June 30, 2020, we had foreign currency translation loss of $68,139 compared with foreign currency translation loss of $1,401 for the same six months period last year. Foreign currency translation loss represents the movement of the US Dollar against the Malaysian Ringgit.

Liquidity and Capital Resources

As of June 30, 2020, and 2019, we had cash and bank balances of $262,140 and $210,740 respectively.

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

Summary of Cash Flows

The following is a summary of the Company’s cash flows generated from/ (used in) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

	Six months ended June 30
	2020	2019

Net cash generated from/ (used in) operating activities	247,718	(96,219)

Net cash used in investing activities	(40,553)	(13,731)

Net cash used in financing activities	(25,102)	(43,204)

Foreign currency translation adjustment	10,857	(1,360)

NET CHANGE IN CASH AND CASH EQUIVALENTS	182,063	(154,514)

Operating Activities

During the six months ended June 30, 2020, the Company had a net profit $178,695 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net cash of $247,718 being generated from operating activities during the period. By comparison, during the six months ended June 30, 2019, the Company incurred a net loss of $32,886 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net cash of $96,219 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2020, cash flow from investing activities consisted of purchase of the property, plant and equipment of $40,553 compared with purchases of $13,731 for the prior year’s six month period.

Financing Activities

For the six months ended June 30, 2020, the cash provided by financing activities primarily consisted of the proceeds from stock issuances of $360, offset by $9,738 in interest expense, $6,958 in repayment of loans and $8,766 in repayment of hire purchase borrowing. For the six months ended June 30, 2019, the cash used in financing activities primarily consisted of $16,776 in interest expense, $14,907 in repayment of loans and $11,521 in repayment of hire purchase borrowing.

Summary of Significant Accounting Policies

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

In this Quarterly Report, “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms refer only to the publicly held holding company, Bioplus Life Corporation, excluding its subsidiaries and affiliates. Furthermore, in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Computer hardware	20%
Furniture & fittings	10%
Handphone	20%
Landscape	20%
Leasehold land and building	99 years
Machinery	10%
Motor vehicle	20%
Office equipment	10%
Renovation	20%
Signboard	10%
Tools and equipment	10%
Kitchen utensils	10%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

●	Inventories

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2020	2019
Period-end MYR: US$1 exchange rate	4.3232	4.1323
Period average MYR: US$1 exchange rate	4.2800	4.1191
Period-end US$1: RMB exchange rate	0.1412	0.1457
Period average US$1: RMB exchange rate	0.1415	0.1473

●	Related parties

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

As of June 30, 2020, and December 31, 2019, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

BIOPLUS LIFE CORP.
(Name of Registrant)

Date:	January 04, 2020
		By:	/s/ Chong Khooi You
Chong Khooi You
CEO, President, Secretary, Treasurer, Director

