Form 10-Q
period 2020-09-30
BIOPLUS LIFE CORP.
filed 2021-01-08
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOPLUS LIFE CORP.

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of
	Note	September 30, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$334,162	$210,740
Account receivables		553,917	308,688
Income tax receivables		55,446	7,675
Amount due from related parties	3	30,282	19,771
Amount due from directors		-	5,821
Inventories	4	357,526	303,954
Other receivables, deposits and prepayments	5	39,174	133,060
Total current assets		1,370,507	989,709

Non-current assets:
Property, plant and equipment, net	6	2,222,182	2,217,247
Total non-current assets		2,222,182	2,217,247
TOTAL ASSETS		$3,592,689	$3,206,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$210,968	$48,298
Obligation under finance lease	7	31,632	33,343
Bank borrowings	8	39,129	195,027
Other payables and accrued liabilities	9	510,723	494,045
Provision for taxation		3,604	3,604
Bank overdraft		72,173	-
Amount due to directors		4,569	8,489
Total current liabilities		872,798	782,806

Non-current liabilities:
Obligation under finance lease	7	82,739	92,133
Bank borrowings	8	550,660	553,144
Deferred taxation	10	41,954	42,631
Total non-current liabilities		675,353	687,908
TOTAL LIABILITIES		$1,548,151	$1,470,714

Stockholders’ equity:
Common stock, par value $0.0001: 362,905,561 and 359,305,561 shares issued and outstanding as of September 30, 2020 and December 31 2019, respectively.	11	$36,291	$35,931
Additional paid up share capital	11	1,998,870	1,998,870
Accumulated profit/(loss)		99,379	(216,550)
Other comprehensive loss		(90,002)	(82,009)
Total stockholders’ equity		2,044,538	1,736,242
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,592,689	$3,206,956

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/ (LOSS)

(Amount expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Nine months ended September 30,		Three months ended September 30,
	Note	2020	2019	2020	2019

Revenues, net		$2,449,661	$1,201,326	$989,461	$446,437

Cost of revenues		(1,422,514)	(614,299)	(588,637)	(210,313)

Gross profit		1,027,147	587,027	400,824	236,124

Other income	13	2,192	3,400	592	285

Operating expenses:
General and operating expenses		(721,176)	(559,247)	(281,687)	(188,020)
Finance cost		(9,738)	(24,913)	-	(8,137)

Total expenses		(730,914)	(584,160)	(281,687)	(196,157)

Profit from operations		298,425	6,267	119,729	40,252
Gain on disposal of subsidiary	13	17,505	1,099	17,505	-

Income tax expense	10	-	-	-	-

NET PROFIT		$315,930	$7,366	$137,234	$40,252
Other comprehensive income/(loss):
- Foreign currency translation gain/(loss)		(7,993)	(17,100)	60,146	(15,699)

TOTAL COMPREHENSIVE INCOME/(LOSS)		$307,937	$(9,734)	$197,380	$24,553

Earnings per share		$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding -Basic and diluted		362,905,561	358,787,945	362,905,561	358,787,945

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid up share capital	Accumulated profit/(loss)	comprehensive loss	Total equity
Balance as of January 1, 2019	359,305,561	35,931	1,998,870	(123,358)	(114,711)	1,796,732
Net loss for the year	-	-	-	(93,192)	-	(93,192)
Foreign currency translation gain	-	-	-	-	32,702	32,702
Balance as of December 31, 2019	359,305,561	35,931	1,998,870	(216,550)	(82,009)	1,736,242
Common stock issued	3,600,000	360	-	-	-	360
Net profit for the period	-	-	-	8,219	-	8,219
Foreign currency translation loss	-	-	-	-	(87,070)	(87,070)
Balance as of March 31, 2020	362,905,561	36,291	1,998,870	(208,331)	(169,079)	1,657,751
Net profit for the period	-	-	-	170,476	-	170,476
Foreign currency translation gain	-	-	-	-	18,931	18,931
Balance as of June 30, 2020	362,905,561	36,291	1,998,870	(37,855)	(150,148)	1,847,158
Net profit for the period	-	-	-	137,234	-	137,234
Foreign currency translation gain	-	-	-	-	60,146	60,146
Balance as of September 30, 2020	362,905,561	36,291	1,998,870	99,379	(90,002)	2,044,538

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net profit	$315,928	$7,366
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	93,429	82,857
Interest expenses	9,738	24,912
Bad debt written off	23,092	-
Operating profit before working capital changes	442,187	115,135
Changes in operating assets and liabilities:
Inventories	(57,768)	141,160
Account receivables	(253,739)	204,680
Other receivables, deposits and prepayments	74,029	(12,290)
Amount due from related parties	(10,708)	(69,699)
Amount due from directors	2,063	(2,725)
Account payable	161,677	(212,063)
Other payables and accrued liabilities	22,477	(187,355)
Cash generated from/ (used in) operating activities	380,218	(23,157)
Tax refunded	-	1,942
Tax paid	(47,378)	(34,845)
Net cash generated from/(used in) operating activities	332,840	(56,060)
Cash flows from investing activities:
Purchase of property, plant and equipment	(133,810)	(33,692)
Net cash used in investing activities	(133,810)	(33,692)
Cash flows from financing activities:
Proceed from issued shares	360	-
Interest expenses	(9,738)	(24,912)
Repayment of term loan borrowing	(7,155)	(28,574)
Repayment of hire purchase borrowing	(9,015)	(18,108)
Net cash used in financing activities	(25,548)	(71,594)
Foreign currency translation adjustment	19,287	6,522
NET CHANGE IN CASH AND CASH EQUIVALENTS	173,842	(154,824)

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	69,220	255,554
CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$261,989	$100,730
CASH AND CASH EQUIVALENTS INFORMATION
Cash and bank balance	$334,162	$100,730
Bank overdraft	(72,173)	-
Cash and cash equivalents, end of financial period	$261,989	$100,730

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

SEPTEMBER 30, 2020

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

The Company, through its subsidiaries, supplies high quality health products. Details of the Company’s subsidiaries:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	100 shares of ordinary shares of US$1 each	Investment Holding

2	Bioplus Life International Holdings Ltd. (A)	Hong Kong June 20, 2017	1 shares of ordinary shares of HK$1 each	Investment Holding

3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding

4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Consumer Products

5	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. (B)	Shenzhen October 27, 2017	500,000 shares of ordinary shares of RMB1 each	Trading of Healthy Supplement and Cosmetics

(A) Bioplus Life International Holdings Ltd. was officially disposed off by the Group on August 5, 2020 at a consideration of RMB 5,000. The transfer results in gain on disposal of subsidiary of USD 17,505 as disclosed in Note 13 in Consolidated Statements of Operations and Comprehensive Income/(Loss).

(B) Bio Life Neutraceuticals (Shenzhen) Pty Ltd. was being officially de-registered in Shenzhen on September 4, 2020.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective period:

	As of and for the nine months ended September 30,
	2020	2019
Period-end MYR: US$1 exchange rate	4.1585	4.1349
Period average MYR: US$1 exchange rate	4.2038	4.1870
Period-end US$1: RMB exchange rate	0.1473	0.1454
Period average US$1: RMB exchange rate	0.1446	0.1471

●	Related parties

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

As of September 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3.	AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4.	INVENTORIES

	As of
	September 30, 2020	December 31, 2019
Raw material	$302,918	$245,877
Packing Material	27,294	23,858
Finished goods	27,314	34,219
Total inventories	$357,526	$303,954

5.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of
	September 30, 2020		December 31, 2019
Other receivables		$12,970	$9,981
Deposits	5.1	19,394	63,308
Prepayments	5.2	6,810	59,771
		$39,174	$133,060

5.1 The deposits of $ 19,394 (2019: $ 63,308) representing deposits paid for rental of hostels and various utilities.

5.2 The prepayments of $ 6,810 (2019: $ 59,771) representing advanced payments made to suppliers for purchase of manufacturing materials.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of
	September 30, 2020	December 31, 2019

Computer hardware	$40,430	$32,814
Furniture & fittings	112,198	106,945
Handphone	3,724	3,514
Landscape	3,691	3,475
Leasehold land and building	1,875,962	1,872,476
Machinery	175,677	119,413
Motor vehicle	243,630	243,630
Office equipment	59,123	52,725
Renovation	142,099	92,646
Signboard	5,470	4,648
Tools and equipment	6,930	4,348
Kitchen utensils	1,740	-
	$2,670,674	$2,536,634
(Less): Accumulated depreciation	(412,814)	(315,762)
Add/(Less): Foreign translation difference	(35,678)	(3,625)
Property, plant and equipment, net	$2,222,182	$2,217,247

Depreciation expense for the period ended September 30, 2020 and September 30, 2019 were $93, 429 and $82,857, respectively.

As of September 30, 2020, and December 31, 2019 the Company acquired motor vehicles under finance leases with carrying value of $101,385 and $129,925 respectively.

The leasehold land and building with carrying amount of $1,786,756 and $1,797,002 as of September 30, 2020 and December 31, 2019, respectively have been charged to licensed bank to secure banking facilities granted to the Company.

7.	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 2.48% - 4.31% per annum (2019: 5.22% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of
	September 30, 2020		December 31, 2019
Present value of hire purchase liabilities:	$		$
Not later than one year		31,632		33,343
Later than one year but not later than two years		32,097		32,496
Later than two years but not later than five years		50,642		59,637
		114,371		125,476

	As Of
	September 30, 2020		December 31, 2019
Analyzed as:	$		$
Current portion		31,632		33,343
Non-current portion		82,739		92,133
		114,371		125,476

8.	BANK BORROWINGS

	As of
	September 30, 2020	December 31, 2019
Secured: -	$	$
Bank overdraft	72,173	141,520
Term loan	589,789	606,651
	661,962	748,171

	As of
	September 30, 2020	December 31, 2019
Analyzed as:	$	$
Current portion	111,302	195,027
Non-current portion	550,660	553,144
	$661,962	$748,171

The bank overdraft of the Company is secured by way of the following:

a.	A Facilities Agreement for US$377,277 (MYR579,171);

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

Interested charged on the bank overdraft is 4% (2019: 4%) above the bank base lending rate per annum.

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086 (MYR2,842,719);

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

The term loan is payable by 240 monthly installments of US$4,492 (MYR18,248) each including interest, commencing from Oct 10, 2016 and subject to interest at 4% per annum flat.

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2020	December 31, 2019
Other payables generated from:	$	$
Local	5,262	41,645
Foreign, representing:
Malaysia	-	-
Common outstanding from non-trade payable	36,562	37,110
Common outstanding from third parties	827	1,004
China	-	-
Common outstanding from third parties	147	861
	$42,798	$80,620

Accrued other expenses
Local
Foreign, representing:
Malaysia
Payroll	23,640	18,550
Payroll deduction	8,961	7,873
Professional Fee	1,619	11,499
Commission	37,255	43,563
Expenses	787	1,157
	$72,262	$82,642
Hong Kong	-	-

Deposit received from customers	285,663	226,783

Share subscription receipts in advance	110,000	104,000
	$510,723	$494,045

10.	INCOME TAXES

	Nine months ended
	2020	2019
Tax jurisdictions from:
Local	$(58,232)	$(36,326)
Foreign, representing:
Malaysia	392,990	47,020
Hong Kong	(17,775)	(1,859)
China	(1,054)	(1,469)
Profit/(Loss) before income tax	$315,929	$7,366

The provision for income taxes consisted of the following:

Nine months ended
	2020	2019
Tax expense - Current
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-

Tax expense – Prior year
Foreign, representing:
Malaysia	-	-

Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2020, the operations in the United States of America incurred $461,206 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $4,896 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Bio Life Holdings Berhad (“BLHB”) and Bio Life Neutraceuticals Sdn Bhd (“BLNSB”) are subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year.

Hong Kong

Bioplus Life International Holdings Ltd is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

China

Bio Life Neutraceuticals (Shenzhen) Pty Ltd. is registered in the Shen Zhen and is subject to the China Corporate Tax, which is charged at the statutory income tax rate of 25% on its assessable income.

11.	STOCKHOLDERS’ EQUITY

During the year, the Company has issued the following common stock:

	As of
	September 30, 2020		December 31, 2019
Issued and fully paid:	$		$

At the beginning of the period		2,034,801		2,034,801
Issued during the period		360		-

At the end of the period		$2,035,161		$2,034,801

As of September 30, 2020, and December 31, 2019, Bioplus Life Corp has an issued and outstanding common share of 362,905,561 and 359,305,561 respectively.

12.	CONCENTRATION OF RISK

(a) Major Customers

For the three months ended September 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period-end are presented as follows:

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Customer A	$-	$55,257	-	12%
Customer B	152,423	53,979	15%	12%
Customer C	369,623	-	37%	-

	$522,046	$109,236	52%	24%

For the nine months ended September 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period-end are presented as follows:

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Customer A	$138,771	$153,195	5%	12%
Customer B	964,146	49,515	39%	4%

	$1,102,917	$202,710	44%	16%

(b) Major Suppliers

For the three months ended September 30, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Supplier A	$352,297	$93,455	64%	88%
Supplier B	99,328	-	18%	-
Supplier C	65,418	-	12%	-

	$517,043	$93,455	94%	88%

For the nine months ended September 30, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Revenues		Percentage of revenues
	2020	2019	2020	2019

Supplier A	$633,555	$267,081	58%	88%
Supplier B	250,203	16,308	23%	5%

	$883,758	$283,389	81%	93%

13.	OTHER INCOME

	Nine months ended
	2020	2019
Other income	$192	$77
Realized gain on foreign exchange	1,999	3,323
	$2,191	$3,400

Gain on disposal of subsidiary	$17,505	$1,099

14.	FOREIGN CURRENCY EXCHANGE RATE

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

15.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020 up through the date November 18, 2020 was the Company presented these audited consolidated financial statements.

16.	SIGNIFICANT EVENTS

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

Our corporate structure is depicted below (see special note below):

Special Note.

(1) Bioplus Life International Holdings Ltd. was officially disposed of on August 5, 2020.

(2) Bio Life Neutraceuticals (Shenzhen) Pty Ltd. was being officially de-registered in Shenzhen on September 4, 2020.

Bioplus Life Corp., through its wholly owned subsidiaries, is a company specialized in providing health and beauty care products to our customers. The Company mission is to create awareness for good health and personal care to improve our customers’ quality of life. We seek to achieve this by offering an affordable solution to existing health food businesses through the production, information, advisory and services pertaining to our product line. Our website, http://www.biolife2u.com/, can be utilized to inquire about our product offerings. While we sell products through our website and we primarily sell our products to wholesalers and exporters

The product series, or line, of our company includes, but is not strictly limited to, products that fall into the following categories: bone, fiber, bee-propolis, cardiovascular health, herbal, health beverages, apple stem cell, beauty care, feminine health, UT care, anti-oxidant and eye health series. These health and beauty supplies are designed to help improve the consumers’ metabolism rate, burn excessive fats, provide anti-aging effects and improve the overall health and physical appearance of our customers. At our current, and reasonable future operating level, our supplier has indicated that they will have ample supply to fulfil our orders for raw materials while also fulfilling any and all orders they may receive from other customers.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See information immediately below for information concerning the exchange rates at the Malaysian Ringett (MYR) and Chinese Renminbi (RMB) translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the nine months ended June 30,
	2020	2019
Period-end MYR: US$1 exchange rate	4.1585	4.1349
Period average MYR: US$1 exchange rate	4.2038	4.1870
Period-end US$1: RMB exchange rate	0.1473	0.1454
Period average US$1: RMB exchange rate	0.1446	0.1471

Results of Operation

For the three months ended September 30, 2020 and 2019

Revenues. For three months ended September 30, 2020, the Company realized revenues of $989,461 as compared to $446,437 for the three months period ended September 30, 2019. The increase in revenues of approximately 121.6% was a result of broader distribution of our products through our existing distributors and the addition of new distributors to our network.

Cost of Revenues. For the three months ended September 30, 2020, we had cost of revenues of $588,637 compared with cost of revenues of $210,313 for the same period last year. The increase of 179.8% corresponds to the increase in product sales for the current quarter. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the three months ended September 30, 2020, we had a gross profit of $400,824 compared with gross profit of $236,124 for the same period last year. The 69.7% increase in gross profit is due to the reasons discussed above.

Other Income. For the three months ended September 30, 2020, we had other income of $592, as compared $285 for the three months ended September 30, 2019, a gain from the same period last year. The difference primarily is due to fluctuation of foreign exchange rate between these periods.

Operating Expenses. For the three months ended September 30, 2020, we had operating expenses of $281,687, as compared to operating expenses of $188,020 for the quarterly period ended September 30, 2019, a increase of approximately 49.8% from the prior period due to higher revenues during the current three month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Net Profit. For the three months ended September 30, 2020, we had a net profit of $137,234 compared with a net profit of $40,252 for the same period last year. The increase in net profit is due to the reasons discussed above.

Foreign currency translation gain/loss. For the three months ended September 30, 2020, we had foreign currency translation gain of $60,146 compared with foreign currency translation loss of $15,699 for the same three months period last year. Foreign currency translation gain represents the movement of the US Dollar against the Malaysian Ringgit.

For the nine months ended September 30, 2020 and 2019

Revenues. For nine months ended September 30, 2020, the Company realised revenues of $2,449,661 as compared to $1,201,326 for the nine months period ended September 30, 2019. The increase is revenues of approximately 103.9% is due to the fulfilment of pre-existing orders from prior quarters.

Cost of Revenues. For the nine months ended September 30, 2020, we had cost of revenues of $1,422,514 compared with cost of revenues of $614,299 for the same period last year. The increase of 131.5% corresponds to the increase in product sales for the current period. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the nine months ended September 30, 2020, we had a gross profit of $1,027,147 compared with gross profit of $587,027 for the same period last year. The 74.9% increase in gross profit is due to the reasons discussed above.

Other Income. For the nine months ended September 30, 2020, we had other income of $2,192, as compared $3,400 for the nine months period ended September 30, 2019, a substantial loss from the same period last year. The difference primarily is due to fluctuation of foreign exchange rate between these periods.

Operating Expenses. For the nine months ended September 30, 2020, we had operating expenses of $721,176, as compared to operating expenses of $559,247 for the nine months ended September 30, 2019, an increase of approximately 28.9% from the prior period due to higher revenues during the current nine month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the nine months ended September 30, 2020, we had no income tax expense which same with the nine months ended September 30, 2019. During the current period, we had losses carry forward from 2019, income taxes was not payable for the quarter.

Net Profit. For the nine months ended September 30, 2020, we had a net profit of $315,930 compared with a net profit of $7,366 for the same period last year. The increase in net profit is due to the reasons discussed above.

Foreign currency translation gain/loss. For the nine months ended September 30, 2020, we had foreign currency translation loss of $7,993 compared with foreign currency translation loss of $17,100 for the same nine months period last year. Foreign currency translation loss represents the movement of the US Dollar against the Malaysian Ringgit.

Liquidity and Capital Resources

As of September 30, 2020, and 2019, we had cash and bank balances of $334,162 and $210,740 respectively.

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

Our financial statements reflect the fact that we have sufficient revenue to cover our operating expenses for the next 12 months, although at present time, we are under-capitalized. The Company intends to continue with capital investment or other financing to fund its marketing and promotional campaigns and the expansion of production capacity for 2020 and beyond to achieve a 20% to 30% increase in revenues in Malaysia, China, Taiwan, Indonesia, India and African markets. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its expansion plan.

Summary of Cash Flows

The following is a summary of the Company’s cash flows generated from (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30
	2020	2019

Net cash generated from / (used in) operating activities	332,840	(56,060)

Net cash used in investing activities	(133,810)	(33,692)

Net cash used in financing activities	(25,548)	(71,594)

Foreign currency translation adjustment	19,287	6,522

NET CHANGE IN CASH AND CASH EQUIVALENTS	173,842	(154,824)

Operating Activities

During the nine months ended September 30, 2020, the Company had a net profit $315,928 which, after adjusting for depreciation, interest expense and bad debt written off, and changes in operating assets and liabilities, resulted in net cash of $332,840 generated from operating activities during the period. By comparison, during the nine months ended September 30, 2019, the Company incurred a net profit of $7,366 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net loss of $56,060 in operating activities during the period.

Investing Activities

During the nine months ended September 30, 2020, cash flow from investing activities consisted of purchase of the property, plant and equipment of $133,810 compared with purchases of $33,692 for the prior nine month period.

Financing Activities

For the nine months ended September 30, 2020, the cash provided by financing activities primarily consisted of the proceeds from stock issuances of $360, offset by $9,738 in interest expense, $7,155 in repayment of loans and $9,015 in repayment of hire purchase borrowing. For the nine months ended September 30, 2019, the cash used in financing activities primarily consisted of $24,912 in interest expense, $28,574 in repayment of loans and $18,108 in repayment of hire purchase borrowing.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2020	2019
Period-end MYR: US$1 exchange rate	4.1585	4.1349
Period average MYR: US$1 exchange rate	4.2038	4.1870
Period-end US$1: RMB exchange rate	0.1473	0.1454
Period average US$1: RMB exchange rate	0.1446	0.1471

●	Related parties

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

As of September 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: January 7, 2021
	By:	/s/ Chong Khooi You
Chong Khooi You
CEO, President, Secretary, Treasurer, Director

