Form 10-K
period 2020-12-31
BIOPLUS LIFE CORP.
filed 2021-11-02
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 due to lack of trading market.

As of November 1, 2021, there were 362,905,561 shares of common stock, $0.0001 par value, outstanding.

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

However, we believe there is significant potential for Bioplus Life’s Halal-certified beauty and personal care products with good manufacturing practice (GMP) approved by the Department of Islamic Advancement of Malaysia (JAKIM) for export to Islamic countries such as Indonesia and Middle Eastern countries. There are over two billion Muslims worldwide, making the second-largest religious following. The largest Muslim country worldwide is Indonesia, where an estimated 229 million Muslims and about 13% of the world’s population of Muslims reside. In addition, there are other potential targeted markets described below.

Subject to the availability of unrestricted international travel, Bioplus Life executives will begin to visit and seek to appoint regional and local distributors in the targeted countries stated below:

Targeted Export Markets. Details regarding our target markets are below.

Country	Muslim Population	2021 Population	Muslim % of Total Population	Muslim % of World Population
Indonesia	229,000,000	276,361,783	87%	13%
Pakistan	200,400,000	225,199,937	97%	11%
India	195,000,000	1,393,409,038	14%	11%
Bangladesh	153,700,000	166,303,498	90%	9%
Egypt	87,500,000	104,258,327	92%	5%
Iran	82,500,000	85,028,759	99%	5%
Turkey	79,850,000	85,042,738	99%	5%
Algeria	41,240,913	44,616,624	99%	3%
Sudan	39,585,777	44,909,353	97%	2%
Iraq	38,465,864	41,179,350	96%	2%
Saudi Arabia	31,878,000	35,340,683	97%	2%
China	28,127,500	1,444,216,107	2%	2%
Targeted market	1,207,248,054

https://worldpopulationreview.com/country-rankings/muslim-population-by-country

In line with the national economic blueprint, healthcare sector is one of the National Key Economic Areas (NKEA) set to drive the country towards a high-income nation by 2020. From 2011 to 2015, the healthcare industry recorded an average growth rate of 15%. In 2016 alone, the industry grew by 23% from 2015 it had contribution of approximately RM4-5 billion to Malaysia’s economy.

Source: https://today.mims.com/an-extensive-overview-on-the-possibility-of-improving-malaysia- healthcare-system.

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

On June 11, 2018, the Company, through its former Hong Kong subsidiary (Bioplus Life International Holdings Ltd), acquired 99.8% equity interest of Bio Life Holdings Berhad, a company incorporated in Malaysia. Bio Life Holdings Berhad owns 100% of the equity interests of Bio Life Neutraceuticals Sdn. Bhd., a company incorporated in Malaysia.

During the current fiscal year, the Company disposed of and de-registered two of its subsidiaries namely, Bioplus Life International Holdings Ltd, a Hong Kong company and its subsidiary, Bioplus Life Corp. (ShenZhen), a company incorporated in China.

Our current corporate structure is depicted below:

Our corporate complex is located at No. 9 and No 10, Jalan P4/8B, Bandar Teknologi Kajang, 43500 Semenyih, Selangor Darul Ehsan, Malaysia, which are two adjoining commercial structures. Our corporate offices are located in the No. 9 building. Our manufacturing facilities comprise the remainder of the space in both buildings.

Our website is http://www.bionutry.com and our phone number is +601 3 8703 2020.

Our corporate headquarters and manufacturing facilities are depicted below:

Business Information

Bioplus Life Corp., through its wholly owned subsidiaries, specializing in manufacturing and selling health and beauty care products. Our mission is to create awareness for good health and personal care to improve our customers’ quality of life. We seek to achieve this by offering an affordable solution to existing health food businesses through the production, information, advisory and services pertaining to our product line. Our website, http://www.bionutry.com, can be utilized to inquire about our product offerings, but we do not directly sell any products through our website. At this time, we primarily sell our products to third party wholesalers.

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

In 2020, our products are sold through wholesalers who are supported by our sales and marketing team, and we have achieved the following:

-	Received worldwide halal certification;
-	Our products are available to consumers besides Muslim community;
-	Received professional certification ensuring safe and high-quality health products;
-	We maintaining a low cost, low capital, zero inventory and low threshold to help more wholesalers start a business easily with our platform;
-	Our current products are listed at http://www.bionutry.com
-	Developed a Wechat mode: Take your goods directly from the platform and sell them through your own network;
-	Developed an Internet model, whereby wholesalers can register for an online store, receive goods directly, change the price and sell with a profit;
-	Our WeChat + Internet models now are operated concurrently 24/7.

Research and Development activities have also been carried out continuously to ensure innovation and quality of the product is maintained and improved.

Our largest customers over the last four years have been BFM Group (Asia) Sdn Bhd, GO3U Trading Sdn Bhd, 27 Marketing Sdn Bhd, and MACN Sdn Bhd, who collectively comprised between 30% to 65% of our total annual sales. Remaining sales for the past four fiscal years have been broken up into roughly eighty customers in varying quantities.

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

Our 5 top selling products in 2020 are described below.

Year	2020
Products	Sales	%
Fiber	815,886	23%
Anti-oxidant	788,206	22%
Anti-diabetics	494,379	14%
Lady Health	461,256	13%
Telospan	300,933	8%
Total	2,860,660	80%

Fiber
Many of us associate fiber with digestive health and bodily functions we’d rather not think about. However, eating foods high in dietary fiber can do so much more than keep you regular. It can lower your risk for heart disease, stroke, and diabetes, improve the health of your skin, and help you lose weight. It may even help prevent colon cancer. Fiber, also known as roughage, is the part of plant-based foods (grains, fruits, vegetables, nuts, and beans) that the body can’t break down. It passes through the body undigested, keeping your digestive system clean and healthy, easing bowel movements, and flushing cholesterol and harmful carcinogens out of the body.

Resveratrol is a natural anti-oxidant which can reduce the blood viscosity, inhibit platelet aggregation and vasodilation, promote blood circulation result in prevention of cardiovascular problem and development. Resveratrol exerts various effects through various pathways with antiallergic, antipyretic and analgesic activities. Resveratrol also inhibits chemical that promote inflammation which can lead to arthritis and other diseases.

Bitter melon is traditionally known for its medicinal properties such as antidiabetic, anticancer, anti-inflammation, antivirus, and cholesterol lowering effects. Bitter Melon Peptide contains a high dosage of ‘plant insulin’ and can thus effectively lower blood sugar. Insulin plays a major biochemical role in stimulating the uptake of glucose by different cells of the body for the production of energy. Since Bitter melon and its various extracts and components have been reported to exert hypoglycemic effects, therefore Bitter Melon Peptide has a hypoglycemic effect upon insulin-like biological activity and can regulate blood sugar to normal levels.

Lady Health

Bionutry

bionutry.com/en/product/2-regulate

Oxycential (GOL001)

激活干细胞与抗衰老技术

Stem Cells Activator (GSC001)

端粒酶

TELOMERASE ACTIVATOR

益生菌 & 益生元
PROBIOTICS & PREBIOTICS

PROBIOTICS & PREBIOTICS

Real W Lady Health Series focus on the restoration and improvement of women's health.
To achieve hormone balance, regulate menstrual problems, beauty and breast firming.
Happy Wife
Happy Life

REAL WOMEN

nexira
EnoSTIM™
The Natural Male Enhancer
Vasodilation Enhancer
Unique Botanicals Formulation
Proprietary Scientific Studies

EnoSTIM : MEN HEALTH

https://bionutry.com/en/product/2-regulate/real-women

Type here to search

Address

6:30 PM
15/4/2020

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

Telospan
Telospan works at cell level in the body, After taking Telospan, it can be easily absorbed by the body, enters the bloodstream，then passes to every single cell. Telospan activates telomeric gene when reaching the cells, produce telomerase and thus extend telomere. Telospan promote cell function and cell life. Scientific research has proved that human cells will divide up 50 times throughout the cell life. Cells divide once every two and half year. Telomere will be shortened in every cell division process until the end of cell life with no telomere. However, Resveratrol can activate the production of telomere in human body which lengthen the telomere by 30%. As a result, cell division can occur

Marketing

As mentioned, we sell primarily through wholesalers whom we attract through word of mouth. Our current marketing strategy is to systematically promote our capabilities and our past performance to our customers. We periodically make visits to potential clients within a reasonable distance from our offices to introduce ourselves and explain why our clients prefer our services to those offered by competitors. Recently, we have fine-tuned and revamped our corporate website to better promote the list of our products offered. In addition, we also plan to pursue marketing campaigns by utilizing the internet, social media, and perhaps print media. These plans have not yet been determined in sufficient detail to outline herein and our marketing plan is currently a work in progress.

Key Supplier

The raw materials contained in our products are highly dependent on our major supplier, Bio Life Solutions Sdn Bhd., an unrelated Malaysian company, located  in Selangor. Bio Life Solutions Sdn Bhd has supplied 62%  of the raw materials that make up our products over the past 3 fiscal years. At our current and our anticipated future operating levels, our supplier has indicated that they will have ample supply to fulfill our orders for raw materials while also fulfilling any and all orders they may receive from other customers.

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

Competition

The industry in which we compete is highly competitive. Competition in the health and beauty care industry, with a focus on health supplements in particular, is very intense particularly in Malaysia. We face competition from various retail health supplement providers, pharmacies, and multi-level marketing company which supply health supplement products. These competitors generate significant traffic and have established brand recognition and financial resources.

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

Future Plans

In the future, subject to future funds, we intend to increase our current production capacity with the enhancement of our factory with modernized and fully automated machineries. In addition, we plan to invest heavily in research and development activities to innovate and develop new products to address the future market needs.

We also anticipate expanding into new geographical areas, with a particular focus, at least initially, on expanding into Thailand, India, China, Indonesia and other Muslim countries. At present, we do not have any distinct timeline in place for expansion into these countries. We also plan to expand our market coverage to include the halal market, the aging population market and the pet market as we see the underlying potential in these three market sectors. When we begin these efforts, we plan to hire more employees to support our operations in different countries. We believe that hiring fifteen to twenty employees will be sufficient in order to support our operations. We may also evaluate potential acquisitions in the future which we feel may have some synergy with our current operations.

Employees

As of December 31, 2020, we have 30 full-time employees. Currently, our full-time employees devote approximately 50 hours per week to the operations of our Company. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and/or director and our employees. We intend to hire more staff to assist in the development and execution of our business operations.

Product Liability

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

THE CURRENT PANDEMIC OF THE NOVEL CORONAVIRUS OR COVID-19, AND THE FUTURE OUTBREAK OF OTHER HIGHLY INFECTIOUS OR CONTAGIOUS DESEASES, COULD MATERIALLY AND ADVERSELY IMPACT OR DISTUPT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND PERFORMANCE. An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread globally, including Malaysia. The coronavirus is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the coronavirus a pandemic on March 11, 2020, given its treat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

Our revenues, workforce and our wholesales are concentrated in Malaysia. The epidemic has resulted in lockdown of cities, travel restrictions, and the temporary closure of stores and facilities in Malaysia for the past few months. The negative impacts of the COVID-19 outbreak on our business have included:

●	quarantines impeded our ability to sell our products and recruit new wholesalers, which has result in a dramatic reduction in sales. Travel restrictions limited other parties’ ability to visit and meet us in person. Although most communication may be less effective in building trust and engaging new agents and traders.

●	the operations of our wholesalers have been and could continue to be negatively impacted by the epidemic, which may in adversely impact future sales.

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

WE WILL NEED ADDITIONAL FINANCING IN ORDER TO GROW OUR BUSINESS. We do not have sufficient assets with which to expand our business. We intend to expand our business through increased marketing efforts in Malaysia and elsewhere. These additional expenditures are intended to be funded from cash on hand and, if necessary, third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

WE AND OUR VENDORS ARE SUBJECT TO LAWS AND REGULATIONS THAT COULD REQUIRE US TO MODIFY OUR CURRENT BUSINESS PRACTICES AND INCUR INCREASED COSTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In our industry, we are subject to numerous laws and regulations, including labor, employment and taxation laws. The formulation, manufacturing, packaging, labelling, distribution, sale and storage of our products are subject to extensive regulation by various federal agencies and regulatory bodies. If we fail to comply with those regulations, we would subject to significant penalties or claims, which would harm our business operations. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our products, resulting in significant loss of net sales. Our failure to comply with regulations may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

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

BUSINESS DISRUPTIONS COULD SERIOUSLY HARM OUR FUTURE REVENUE AND FINANCIAL CONDITION AND INCREASE OUR COSTS AND EXPENSES. Our operations could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. Our sole officer and director beneficially owns approximately 77.18% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply a passive investor but is also the sole executive of the Company, his interest as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duty in such capacity. Also, our director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE OTHER POTENTIAL CONFLICTS OF INTEREST. Currently our sole officer and director has been working on promoting business for the Company. A potential conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating his time to our company and their other business interests. While our sole officer and director has verbally agreed to devote sufficient time and attention to the affairs of the Company, we have no written arrangement with him regarding this matter. As a result, we may face conflicts between business decisions that he may have to make regarding our operations and that of his other business interests.

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

LACK OF INDEPENDENT AUDIT COMMITTEE. Although the common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. The full board of directors’ functions as audit committee and is comprised of our sole director. An independent audit committee plays a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of the business could be compromised. An independent audit committee is required for listing on any national securities exchange; therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

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

RISKS RELATED TO DOING BUSINESS IN ASIA PACIFIC REGION. Changes in the political and economic policies of the local government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in Asia Pacific region, primarily Malaysia.

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

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN MALAYSIA BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT. Our operating subsidiary is incorporated in Malaysia and conducts substantially all of our operations in Asia Pacific. Our executive officer and director resides outside the United States and all of his assets are located outside of the United States. As a result, it may be difficult or impossible for shareholders to bring an action against us or against this individuals in Malaysia in the event that you believe that your rights have been infringed under the securities laws of the United States or otherwise. Even if you are successful in bringing an action of this kind, the laws of Malaysia may render you unable to enforce a judgment against our assets or the assets of our director and officer. There is no statutory recognition in Malaysia of judgments obtained in the United States, although the courts of Malaysia will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. The rights of shareholders to take legal action against us and our directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of Malaysia. The common law of Malaysia is derived in part from comparatively limited judicial precedent in Malaysia as well as from English common law, which provides persuasive, but not binding, authority in a court in Malaysia. The rights of our shareholders and the fiduciary responsibilities of our directors under Malaysian law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, Malaysia has a less developed body of securities laws than the United States and provides significantly less protection to investors. As a result, our public shareholders may have more difficulty in protecting their interests through actions against us, our management, our directors or our major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

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

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 600,000,000 shares of common stock. As of the date of this filing, the Company had 362,905,561 shares of common stock outstanding. Accordingly. In addition, we have the right to issue 200,000,000 shares of preferred stock. The preferred stock is known as “blank check” as the Board of Directors is authorized to set the rights, privileges and preference of the preferred stock. The future issuance of common stock and preferred may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our properties are located at No. 9 & 10, Jalan P4/8B, Bandar Teknologi Kajang, 43500 Semenyih, Selangor Darul Ehsan, Malaysia. The property is a 3-story semi-detached facility. The property consists of a total of 18,453 square feet, of 9,053 square feet is allocated to our executive offices and the remainder is for manufacturing and distribution. The real estate is owned by our subsidiary, Bio Life Neutraceuticals Sdn Bhd. We acquired the property in June 2016. The property was pledged to Maybank Islamic Berhad for banking facilities of USD$935,500along with interest at 4% per annum. The loan is payable by equal monthly instalment of USD$4,492 for term of 20 years.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this filing, we have not applied to FINRA for the symbol for our common stock. Thus, at the moment, there is no established public market for our common stock, and a public market may never develop. In addition, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

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

Capital Stock

Our authorized capital stock consists of 600,000,000 shares of common stock, $0.0001 par value per share, and 200,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this filing, there are 362,905,561 shares of our common stock issued and outstanding that was held by 163 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s Board of Directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the Board of Directors without shareholder approval.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Our Company was incorporated in April 2017 and operations of our Malaysian subsidiaries began operations in 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2020 and December 31, 2019, respectively. This information should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Overview

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See information immediately below for information concerning the exchange rates at the Malaysian translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Translation of amounts from the local currency of the Malaysian company Bio Life Neutraceuticals Sdn. Bhd., a subsidiary of Bioplus Life Corp, into US$1 has been made at the following exchange rates for the respective years:

	As of and for the years ended December 31,
	2020	2019
Year-end MYR : US$1 exchange rate	4.0130	4.0925
Yearly average MYR : US$1 exchange rate	4.2016	4.1427

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

During the current fiscal year, the Company disposed of and de-registered two of its subsidiaries namely, Bioplus Life International Holdings Ltd, a Hong Kong company and its subsidiary, Bioplus Life Corp. (ShenZhen), a company incorporated in China.

Our current corporate structure is depicted below:

Summary of Business

Bioplus Life Corp., through its wholly owned subsidiaries, specializing in manufacturing and selling health and beauty care products. Our corporate complex is located at No 9 and No 10, Jalan P4/8B, Bandar Teknologi Kajang, 43500 Semenyih, Selangor Darul Ehsan, Malaysia, which are two adjoining commercial structures. Our corporate offices are located in the No. 9 building. Our manufacturing facilities comprise the remainder of the space in both buildings.

Our website is http://www.bionutry.com and our phone number is +60 3 8703 2020.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

The following table sets forth key components of the results of operations for fiscal year ended December 31, 2020 and 2019, respectively. The discussion following the table addresses these results.

	Year ended
	December 31,
	2020	2019

REVENUE	$3,549,313	$1,722,209
COST OF REVENUE	(2,178,491)	(914,739)
GROSS PROFIT	1,370,822	807,470
OTHER INCOME	18,663	21,143
OPERATING EXPENSES
General and operating expenses	(1,067,077)	(855,274)
Finance cost	(34,378)	(33,242)
TOTAL EXPENSES	(1,101,455)	(888,516)
PROFIT/(LOSS) FROM OPERATIONS	288,030	(59,903)
Gain on disposal of subsidiary	28,912	-
PROFIT/(LOSS) BEFORE INCOME TAX	316,942	(59,903)
Income tax expense	(102,748)	(33,289)
NET PROFIT/(LOSS)	$214,194	$(93,192)
Other comprehensive income:
Foreign currency translation profit	42,531	32,702
COMPREHENSIVE PROFIT/(LOSS)	$256,725	$(60,490)

Earning per shares	$0.0005	$(0.0002)
Weighted average number of shares outstanding
- Basic and diluted	$362,610,479	$359,305,561

Revenues. For the annual period ended December 31, 2020, we had revenues of $3,549,313 as compared to revenues of $1,722,209 for the annual period ended December 31, 2019, an increase of approximately 106% from the prior annual period. The increase in revenues for the current annual period is due to the gradual relaxion on the Movement Control Order (MCO) during the period. The relaxation of MCO allowed us to complete last year’s backlog along with fulfillment of new orders for the current year from wholesalers and retailers.

Cost of revenues. For the annual period ended December 31, 2020, we had cost of revenues of $2,178,491, as compared to cost of revenues of $914,739 for the annual period ended December 31, 2019, an increase of approximately 138% from the prior annual period. The increase for the current year end period reflects the 106% increase in revenues.

Other Income. For the annual period ended December 31, 2020, we had other income of $18,663, as compared $21,143 for the annual period ended December 31, 2019. Other income for the 2 periods was relatively flat, except that for fiscal 2019 included a gain from the disposal of a motor vehicle while a similar event did not occur during fiscal 2020.

Operating Expenses. For the annual period ended December 31, 2020, we had total operating expenses of $1,101,455 as compared to total operating expenses of $888,516 for the annual period ended December 31, 2019, an increase of approximately 23.97%. Operating expenses consists of general and operating expenses which includes depreciation of fixed assets, stock grants to officers/directors, shares issuances to service providers, employee compensation and benefits, professional fees and marketing and travel expenses. Operating expenses also includes finance costs on the Company’s term loan, which was relatively flat for both annual periods. The increase in general and operating expenses for the current year period reflects increases in commissions paid due to increased revenues as well as increases in staff and directors’ bonuses.

Profit/(Loss) from operations. We had a profit from operations of $288,030 for the annual period ended December 31, 2020 compared with a loss from operations of $59,903 for the annual period ended December 31, 2019 for the reasons discussed above.

Profit Before Income Tax. During the current fiscal year, we also had again on a subsidiary disposal of $28,912 which contributed to our Profit Before Income Tax. We did not have a similar gain for the prior fiscal period.

Tax expense. For the year ended December 31, 2020, we had income tax expense of $102,748 compared with income tax expense of $33,289 for the prior annual fiscal year. The increase in this expense for the current year end period was due to increase in net profit from operations.

Foreign currency translation gain/loss. For the annual period ended December 31, 2020, we had foreign currency translation gain of $42,531 compared with foreign currency translation gain $32,702 for the prior annual period. Foreign currency translation gain/loss represents the movement of the US Dollar against the Malaysian Ringgit.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had working capital of $308,495 compared with working capital of $206,903 as of December 31, 2019. The increase in working capital is due to increases in cash and accounts receivable, both of which are attributable to increased revenues and profit for the current period.

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

Summary of Cash Flows

The following is a summary of the Company’s cash flows from operating and financing activities for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
(in Thousands)	2020	2019
Cash and cash equivalents beginning of year	$69,220	$255,554
Net cash flow provided by/(used in):
Operating activities	564,580	(146,845)
Investing activities	(200,885)	(58,557)
Financing activities	(60,113	20,822

Foreign currency translation adjustment	14,241	(1,754)
Net cash increase (decrease) for the year	315,513	(186,334)
Cash and cash equivalents, end of the year	$398,974	$69,220

Operating Activities

During the year ended December 31, 2020, the Company incurred a net profit of $214,194 which, after adjusting for amortization, bad debts written off and gain on disposal of subsidiary and interest expense, and changes in operating assets and liabilities, resulted in net cash of $564,580 being used in operating activities during the year. By comparison, during the year ended December 31, 2019, the Company incurred a net loss of $93,192 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net cash of $146,845 in operating activities during the period.

Investing Activities

During the year ended December 31, 2020, cash flow from investing activities consisted of purchase of the property, plant and equipment of $206,458 compared with similar purchases of $58,557 for the prior year end period. The increase during the current period is due to additional investments in plant, machinery & equipment.

Financing Activities

For the year ended December 31, 2020, the cash provided by financing activities primarily consisted of the receipt of proceed from issued shares $360, offset by $33,471 in interest expense, $2,907 in repayment of loans and $12,164 in repayment of finance lease. For the year ended December 31, 2019, the cash provided by financing activities primarily consisted of the receipt of application fund of $104,000 offset by offset by $33,242 in interest expense, $21,743 in repayment of loans and $28,193 in repayment of finance lease.

Our financial statements reflect the fact that we have sufficient revenue to cover our operating expenses for the next 12 months, although at present time, we are under-capitalized. The Company intends to continue with capital investment or other financing to fund its marketing/ promotional campaigns and the expansion of production capacity for 2021 and beyond for a 50% to 60% increase in revenues in Malaysia, China, India, Middle Eastern and African markets. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its expansion plan.

Summary of Significant Accounting Policies.

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

In the Annual Report, “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. Furthermore, in which the company has a variable interest have been consolidated where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2020	2019
Year-end MYR: US$1 exchange rate	4.0130	4.0925
Yearly average MYR: US$1 exchange rate	4.2016	4.1427
Year-end US$1: RMB exchange rate	0.1533	0.1436
Yearly average US$1: RMB exchange rate	0.1450	0.1448

●	Related parties

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

As of Dec 31, 2019, and 2018, the Company did not have any non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issue Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2020 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2020, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, and position of sole executive officer and director. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Chong Khooi You	47	Chief Executive Officer, Chief Financial (Accounting) Officer, President and Secretary and Director

Chong Khooi You. Mr. Chong has been engaged in the healthcare industry for over 20 years. Since 1990, he has been involved in the healthcare industry working independently as a consultant for many network marketing companies. His responsibilities primarily focus on building the right business partnerships globally, implementing business plans for product development and communicating on behalf of the company to shareholders, employees, government authorities, other stakeholders and the public.

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

Director Independence

Our Board of Directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the Director, nor any of their family members have engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationship exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer; however, we intend to adopt one in the near future.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

In addition, our officer has committed to spend a sufficient amount of time and attention to the affairs of the Company to fulfill their respective officer responsibilities. In this regard, generally, our officer spends between 15 to 40 hours per week on the affairs of the Company, depending on the circumstances. Therefore, we may face conflicts of interest between the time and attention our officer devotes to the Company and that of his other business interests.

Other than as described above, we are not aware of any other conflicts of interest of our executive officer and director.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred since our incorporation concerning our Director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officer for fiscal years ended December 31, 2020, and 2019, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officer. Further, we have not entered into an employment agreement with our officer, director or any other persons and no such agreements are anticipated in the immediate future.

			Stock	Other
			Award	Compensation	Total
Name and Position	Year	Salary	$	$	$
Chong Khooi You	2019	75,000	0	0	75,000
Sole Officer	2020	78,750	0	0	78,750

(1). Mr. You received a bonus of $9,375 and allowance of $350 for fiscal year 2020.

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officer. Moreover, there are no agreements or understandings for our executive officer or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officer during the fiscal year ended December 31, 2020.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officer at December 31, 2019. No other stock or stock option awards were granted to any other officer of the Company as at December 31, 2020.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officer, nor was any restricted stock held by such executive officer vested during the fiscal period ended December 31, 2020.

Pension Benefits

No named executive officer received or held pension benefits during the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) our executive officer and director; and (iii) our director and executive officer as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 362,905,561 shares of common stock issued and outstanding as of this date.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership (1)	Class
Officers and Directors
Chong Khooi You Chief Executive Officer, Chief Financial (Accounting Officer), President And Secretary.	280,100,000	77.18%
All officers and directors as a group (1 person)	280,100,000	77.18%
5% or greater shareholders
Harmony HealthLifeStyle (HHL) Global Sdn Bhd	35,000,000	9.64%

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

(2) The natural person who has voting or investment control over the shares held by Harmony HealthLifeStyle (HHL) Global Sdn. Bhd. is Liew Kit Seng. The address of the shareholder is No. 26, Jalan Desa Mewah 12, Taman Desa Mewah, 43500 Semenyih, Selangor, Malaysia.

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

On July 19, 2017, the Company through its subsidiary in Labuan, Bioplus Life Corp., acquired 100% of the equity interests of Bioplus Life International Holdings Ltd, a company incorporated in Hong Kong. Previous to the aforementioned acquisition, Bioplus Life International Holdings Ltd. was owned and controlled by Mr. Lee Chong Kuang. Total consideration exchanged per the aforementioned acquisition was $0.13.

On July 20, 2017, the Company issued 280,000,000 shares of restricted common stock to Mr. Chong Khooi You, each with a par value of $0.0001 per share, for additional working capital of $28,000.

On August 17, 2017, the Company issued 35,000,000 and 17,500,000 shares of restricted common stock to Greenpro Asia Strategic SPC and respectively, each with a par value of $0.0001 per share, for additional working capital of $5,250. On August 21, 2017, the Company issued 17,500,000 shares of restricted common stock to Bio Life Distribution Sdn Bhd, each with a par value of $0.0001 per share, for additional working capital of $1,750.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

JP Centurion & Partners PLT is the Company’s current independent registered public accounting firm replacing Total Asia Associates PLT on January 8, 2021.

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

2020	$19,000
2019	$19,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$15,000
2019	$15,000

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2020	$0
2019	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2020	$0
2019	$0

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Articles of Incorporation of Registrant(1)

3.2	Bylaws of the Registrant(1)

10.2	Banking Agreement with Maybank Islamic Berhad (1) (2)

21	Subsidiaries*

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

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

BioPlus Life Corp.
(Registrant)

/s/ Chong Khooi You
Chong Khooi You Dated: November 2, 2021
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)
And Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chong Khooi You
Chong Khooi You Dated: November 2, 2021
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)
And Sole Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bioplus Life Corp.

No. 9 & 10, Jalan P4/8B

Bandar Teknologi Kajang

43500 Semenyih

Selangor D.E, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bioplus Life Corp. (the ‘Company’) as of December 31, 2020 and the related statements of income, stockholders’ equity, and cash flows for the year ended of December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

November 2, 2021

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

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

March 27, 2020

BIOPLUS LIFE CORP.

CONSOLIDATED BALANCE SHEET

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of December 31,
	Note	2020	2019
		(Audited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$398,974	$210,740
Account receivables		552,616	308,688
Income tax receivables		-	7,675
Amount due from related parties	3	28,724	19,771
Amount due from directors	4	-	5,821
Inventories	5	374,330	303,954
Other receivables, deposits and prepayments	6	41,680	133,060

Total current assets		1,396,324	989,709

Non-current assets:
Property, plant and equipment, net	7	2,331,335	2,217,247
Operating lease right of use assets, net	10	41,527	-

Total non-current assets		2,372,862	2,217,247

TOTAL ASSETS		$3,769,186	$3,206,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$364,324	$48,298
Obligation under finance lease	8	33,817	33,343
Bank borrowings	9	54,567	195,027
Operating lease liability	10	5,399	-
Other payables and accrued liabilities	11	587,923	494,045
Provision for taxation		38,675	3,604
Amount due to directors	4	3,124	8,489

Total current liabilities		1,087,829	782,806

Non-current liabilities:
Obligation under finance lease	8	81,981	92,133
Bank borrowings	9	561,195	553,144
Operating lease liability	10	36,128	-
Deferred taxation		20,657	42,631

Total non-current liabilities		699,961	687,908

TOTAL LIABILITIES		$1,787,790	$1,470,714

Stockholders’ equity:
Common stock, par value $0.0001: 362,905,561 and 359,305,561 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	13	$36,291	$35,931
Additional paid up share capital		1,986,939	1,998,870
Accumulated loss		(2,356)	(216,550)
Accumulated other comprehensive loss		(39,478)	(82,009)

Total stockholders’ equity		1,981,396	1,736,242

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,769,186	$3,206,956

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT/ (LOSS)

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		Years ended December 31,
	Note	2020	2019
Revenues, net		$3,549,313	$1,722,209

Cost of revenues		(2,178,491)	(914,739)

Gross profit		1,370,822	807,470

Other income	15	18,663	21,143

Operating expenses:
General and operating expenses		(1,067,077)	(855,274)
Finance cost		(34,378)	(33,242)

Total expenses		(1,101,455)	(888,516)

Profit/(Loss) from operations		288,030	(59,903)
Gain on disposal of subsidiary		28,912	-

Profit/(Loss) before income tax		316,942	(59,903)

Income tax expense	12	(102,748)	(33,289)

NET PROFIT/(LOSS)		$214,194	$(93,192)

Other comprehensive expense:
- Foreign currency translation gain		42,531	32,702

COMPREHENSIVE INCOME/(LOSS)		$256,725	$(60,490)

Earnings/(loss) per share		$0.0005	$(0.0002)

Weighted average number of common shares outstanding -Basic and diluted		362,610,479	359,305,561

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid up		Accumulated other
	Number of shares	Amount	share capital	Accumulated loss	comprehensive loss	Total equity
Balance as of January 1, 2019	359,305,561	35,931	1,998,870	(123,358)	(114,711)	1,796,732
Net loss for the year	-	-	-	(93,192)	-	(93,192)
Foreign currency translation gain	-	-	-	-	32,702	32,702
Balance as of December 31, 2019	359,305,561	35,931	1,998,870	(216,550)	(82,009)	1,736,242
Common stock issued	3,600,000	360	-	-	-	360
Transaction with owners	-	-	(11,931)	-	-	(11,931)
Net profit for the year	-	-	-	214,194	-	214,194
Foreign currency translation gain	-	-	-	-	42,531	42,531
Balance as of December 31, 2020	362,905,561	36,291	1,986,939	(2,356)	(39,478)	1,981,396

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net profit/(loss)	$214,194	$(93,192)

Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	129,443	107,216
Amortisation of right of use assets	2,068	-
Bad debt written off	6,307	-
Gain on disposal of subsidiary	(28,912)	-
Interest expenses	34,378	33,242
Operating profit before working capital changes	357,478	47,266

Changes in operating assets and liabilities:
Inventories	(64,355)	139,643
Account receivables	(234,721)	55,262
Other receivables, deposits and prepayments	93,185	(77,716)
Amount due from related parties	(8,561)	(59,778)
Amount due from directors	(1,858)	(2,527)
Account payable	315,069	(142,669)
Other payables and accrued liabilities	88,698	(82,825)
Provision for taxation	22,620	(23,501)
Change in lease liabilities	(2,975)	-
Net Cash generated from/(used in) operating activities	564,580	(146,845)

Cash flows from investing activities:
Proceed from disposal of subsidiary	17,504	-
Purchase of property, plant and equipment	(206,458)	(58,557)
Net cash used in investing activities	(188,954)	(58,557)

Cash flows from financing activities:
Proceeds from issued shares	360	-
Proceeds from elimination of investment	(11,931)	-
Interest expenses	(33,471)	(33,242)
Share subscription receipts	-	104,000
Repayment of term loan borrowing	(2,907)	(21,743)
Repayment of finance lease	(12,164)	(28,193)
Net cash (used in)/generated from financing activities	(60,113)	20,822

Foreign currency translation adjustment	14,241	(1,754)

NET CHANGE IN CASH AND CASH EQUIVALENTS	315,513	(186,334)

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	69,220	255,554

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$398,974	69,220

CASH AND CASH EQUIVALENTS INFORMATION:
Cash and bank balance	$398,974	$210,740
Bank overdraft	-	(141,520)
Cash and cash equivalents, end of financial year	398,974	69,220

SUPPLEMENTAL CASH FLOWS INFORMATION

Income tax paid	$(80,128)	$(58,533)

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2020

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

During the financial year, the group disposed off and de-registered its subsidiaries namely Bioplus Life International Holdings Ltd. and Bio Life Neutraceuticals (Shenzhen) Pty Ltd. on August 5, 2020 and September 4, 2020, respectively.

The Company, through its subsidiaries mainly an investment holding and supplies high quality health products. Details of the Company’s subsidiaries:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	100 shares of ordinary shares of US$1 each	Investment Holding
2	Bioplus Life International Holdings Ltd. (1)	Hong Kong June 20, 2017	1 shares of ordinary shares of HK$1 each	Investment Holding
3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding
4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Consumer Products
5	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. (2)	Shenzhen October 10, 2017	500,000 shares of ordinary shares of RMB1 each	Trading of Healthy Supplement and Cosmetic Products

(1) Bioplus Life International Holdings Ltd. was officially disposed off by the Group on August 5, 2020 at a consideration of USD 17,504. The restructuring results in gain on disposal of subsidiary as disclosed in Consolidated Statements of Operations and Comprehensive Income/(Loss).

(2) Bio Life Neutraceuticals (Shenzhen) Pty Ltd. was being officially de-registered in Shenzhen on September 4, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

In this Annual Report, “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms refer only to the publicly held holding company, The Bioplus Life Corporation, excluding its subsidiaries and affiliates. Furthermore, in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Property and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Computer hardware	20%
Furniture and fittings	10%
Handphone	20%
Landscape	20%
Leasehold land and building	99 years
Machinery	10%
Motor vehicle	20%
Office equipment	10%
Renovation	20%
Signboard	10%
Tools and equipment	10%
Kitchen utensils	10%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

●	Inventories

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	Revenue recognition (continued)

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

●	Cost of revenues

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiaries maintain its books and records in a local currency, Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HKD”) and Renminbi (“RMB”), which are functional currencies as being the primary currencies of the economic environment in which respective entity operates.

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

●	Foreign currencies translation (continued)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2020	2019
Year-end MYR : US$1 exchange rate	4.0130	4.0925
Yearly average MYR : US$1 exchange rate	4.2016	4.1427
Year-end US$1 : RMB exchange rate	0.1533	0.1436
Yearly average US$1 : RMB exchange rate	0.1450	0.1448

●	Related parties

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

As of December 31, 2020, and December 31, 2019, the Company did not have any non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company adopted the provisions of the new standard effective January 1, 2020, using the required modified retrospective approach. The adoption does not have a material impact on our financial statements.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The adoption does not have a material impact on.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4.	AMOUNT DUE FROM/(TO) DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

5.	INVENTORIES

	As of December 31,
	2020	2019

Raw materials	$239,057	$186,254
Packing materials	85,562	83,482
Finished goods	49,711	34,218
Total inventories	374,330	303,954

6.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of December 31,
	2020		2019

Other receivables		$22,950	$9,981
Deposits	6.1	8,041	63,308
Prepayments	6.2	10,689	59,771
		41,680	133,060

6.1	Included in deposits is an amount of $1,557 (2019: $48,371) representing deposits paid for rental of hostels and various utilities.
6.2	Included in prepayments is an amount of $NIL (2019: $58,705) representing advanced payments made to suppliers for purchase of manufacturing materials.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31,
	2020	2019

Computer hardware	$42,430	$32,814
Furniture and fittings	117,343	106,945
Handphone	5,070	3,514
Landscape	3,691	3,475
Leasehold land and building	1,875,962	1,872,476
Machinery	206,544	119,413
Motor vehicle	243,630	243,630
Office equipment	60,011	52,725
Renovation	159,013	92,646
Signboard	5,470	4,648
Tools and equipment	15,794	4,348
Kitchen utensils	2,004	-
	$2,736,962	$2,536,634
(Less): Accumulated depreciation	(448,829)	(318,652)
Add/(Less): Foreign translation difference	43,202	(735)
Property, plant and equipment, net	$2,331,335	$2,217,247

Depreciation expense for the year ended December 31, 2020 and December 31, 2019 were $129,443 and $107,216, respectively.

As of December 31, 2020, and December 31, 2019 the motor vehicles under finance leases with carrying value of $85,974 and $129,925, respectively.

The leasehold land and building with carrying amount of $1,817,013 (2019: $1,797,002) have been charged to licensed bank to secure banking facilities granted to the Company.

8.	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 4.40% - 5.28% per annum (2019: 4.40% - 5.28% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of December 31,
	2020		2019
Present value of finance liabilities:	$		$
Not later than one year		33,817		33,343
Later than one year but not later than two years		35,535		32,496
Later than two years but not later than five years		46,446		59,637
		115,798		125,476

Analyzed as:	$		$
Current portion		33,817		33,343
Non-current portion		81,981		92,133
		115,798		125,476

9.	BANK BORROWINGS

	As of December 31,
	2020		2019
Secured: -	$		$
Bank overdraft		-		141,520
Term loan		615,762		606,651
		615,762		748,171

Analyzed as:	$		$
Current portion		54,567		195,027
Non-current portion		561,195		553,144
		615,762		748,171

The bank overdraft of the Company is secured by way of the following:

a.	A Facilities Agreement for US$377,277;

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

Interested charged on the bank overdraft is 4% (2019: 4%) above the bank base lending rate per annum.

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

d.	Leasehold land and building of the subsidiary (Note 7)

The term loan is payable by 240 monthly installments of US$4,492 each including interest, commencing from October 10, 2016 and subject to interest at Base Financing Rate + 4% per annum or 10% per annum, whichever is higher.

10.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company officially adopted ASC 842 for the period on and after January 1, 2020 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of August 7, 2020, the Company recognized approximately US$43,692, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Initial lease liabilities are measured at present value of the sum of remaining rental payments as of August 1, 2020, with discounted rate of 5.40% adopted from Malayan Banking (Maybank) Berhad’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$		$-
Less: imputed interest		-	-
Initial recognition as of January 1, 2020		-	-
Additional lease during the year		43,692	-
Gross lease payable as of December 31, 2020		43,692	-

As of December 31, 2020, operating lease right of use asset as follows:

Gross lease payables as of January 1, 2020		$-	$-
Additional lease during the year		43,692	-
Amortisation for the year		(2,068)	-
Foreign translation difference		(97)	-
Balance as at December 31, 2020		41,527	-

As of December 31, 2020, operating lease liabilities as follow:

Gross lease as of January 1, 2020		$-	$-
Add: Additional lease during the year		43,692	-
Less: Gross repayment for the year ended December 31, 2020		(2,975)	-
Add: Imputed interest for the year ended December 31, 2020		907	-
Foreign translation difference		(97)	-
Balance as of December 31, 2020		41,527	-
Less: Lease liability current portion		(5,399)	-
Lease liability non-current portion		36,128	-

For the year ended December 31, 2020, the amortisation of the operating lease right of use assets amounted $2,068.

10.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES (CONTINUED)

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	$5,399	$-
December 31, 2022	5,698	-
December 31, 2023	6,013	-
December 31, 2024	6,346	-
December 31, 2025	6,698	-
December 31, 2026	7,067	-
December 31, 2027	4,306	-
Total	41,527	-

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow to operating lease	$2,975	$-
Right-of-use assets obtained in exchange for operating lease	43,692	-
Remaining lease term for operating lease (years)	6.6	-
Weighted average discount rate for operating lease	5.40%	-

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2020		2019
Other payables generated from:	$		$
Local		35,286		41,645
Foreign, representing:
Malaysia
Advance payment by payable		-		19,628
Common outstanding from non-trade payable		99,524		17,482
Common outstanding from third parties		911		1,004

Common outstanding from third parties		-		861
		135,721		81,620

Accrued other expenses
Local		1,750		-
Foreign, representing:
Malaysia
Payroll		63,763		17,550
Payroll deduction		32,044		7,873
Professional Fee		3,243		11,499
Commission		5,137		43,563
Expenses		5,772		1,157
		109,960		81,642

Deposit received from customers		230,493		226,783

Share subscription receipts in advance		110,000		104,000
		587,923		494,045

12.	INCOME TAXES

	As of December 31,
	2020	2019
Tax jurisdictions from:
Local	$(129,862)	$(114,572)
Foreign, representing:
Malaysia	465,650	59,809
Hong Kong	(17,775)	(2,014)
China	(1,071)	(3,126)
Profit/(Loss) before income tax	$316,942	$(59,903)

The provision for income taxes consisted of the following:

	As of December 31,
	2020	2019
Tax expense - Current
Foreign, representing:
Malaysia	124,542	33,573

Tax expense – Prior year
Foreign, representing:
Malaysia	-	4,895

Deferred
Foreign, representing:
Malaysia	(21,794)	(5,179)
	$102,748	$33,289

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2020, the operations in the United States of America incurred $129,862 (2019: $114,572) of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2040 (2019: 2039), if unutilized. The Company has provided for a full valuation allowance of $27,271 (2019: $24,060) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Bio Life Holdings Berhad (“BLHB”) and Bio Life Neutraceuticals Sdn Bhd (“BLNSB”) are subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	As of December 31,
	2020	2019

Profit before taxation	465,650	59,809

Tax at applicable tax rate of 24% (2019: 24%)	111,756	14,354
Expenses not deductible for tax purposes	16,099	32,041
Under provision of current taxation in respect of prior year	-	(12,822)
Over provision of deferred taxation in respect of prior year	(25,107)	(5,179)
	102,748	33,289

12.	INCOME TAXES (CONTINUED)

Hong Kong

Bioplus Life International Holdings Ltd is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. During the financial year, the Group disposed off this subsidiary on August 5, 2020, hence it was consolidated up to period then ended.

China

The Company is registered in the Shen Zhen and is subject to the China Corporate Tax, which is charged at the statutory income tax rate of 25% on its assessable income. During the financial year, the Group de-registered this subsidiary on September 4, 2020, hence it was consolidated up to period then ended.

13.	STOCKHOLDERS’ EQUITY

As of December 31, 2019, Bioplus Life Corp had an issued and outstanding share of common stock of 359,305,561.

During the financial year ended December 31, 2020, the Company issued additional 3,600,000 units of common stock representing 0.992% of enlarged issued and outstanding common stock of the Company for working capital purposes.

As of December 31, 2020, Bioplus Life Corp had an issued and outstanding share of common stock of 362,905,561.

14.	CONCENTRATION OF RISK

(a) Major Customers

For the year ended December 31, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2020	2019	2020	2019	2020	2019

Customer A	$363,940	$204,234	10%	12%	$75,233	$63,714
Customer B	-	236,147	-	14%	-	83,299
Customer C	658,288	-	19%	-	286,079	-
Customer D	938,216	-	26%	-	-	-

	$1,960,444	$440,381	55%	26%	$361,312	$147,013

(b) Major Suppliers

For the year ended December 31, 2020 and 2019, the suppliers who accounted for 10% or more of the Company’s purchases are presented as follows:

	Purchases		Percentage of purchases		Account Payable, Trade
	2020	2019	2020	2019	2020	2019

Supplier A $	978,216	$400,287	62%	80%	$167,351	$58,616
Supplier B	303,034	63,572	19%	13%	-	-

	$1,281,250	$463,859	81%	93%	$167,351	$58,616

15.	OTHER INCOME

	As of December 31,
	2020	2019

Interest income	$-	$21
Other income	7,153	62
Unrealized gain on foreign exchange	11,510	7,059
Gain on disposal of motor vehicle	$-	$14,001
	18,663	21,143

16.	RELATED PARTIES TRANSACTIONS

As of December 31,
	2020		2019

Transactions with company in which a shareholder has substantial financial interest:

Sales to:	$		$
Bio Life Capital Sdn. Bhd.		-		-

Purchases from:
Bio Life Capital Sdn. Bhd.		-		-

Choong Kooi You, our sole officer and director and controlling shareholder is a director or controlling equity owner of the above company.

17.	FOREIGN CURRENCY EXCHANGE RATE

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

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date July 6, 2021 was the Company presented these audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

19.	SIGNIFICANT EVENTS

(i)	During the fiscal year, the Company issued additional 3,600,000 units of common stock representing 0.992% of enlarged issued and outstanding common stock of the Company.

(ii)	During the fiscal year, the World Health Organization (WHO) declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by COVID-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

