Form 10-Q
period 2021-03-31
BIOPLUS LIFE CORP.
filed 2022-11-25
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES ☐ NO ☒

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2022
Common Stock, $.0001 par value	362,272,347

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of
	Note	March 31, 2021	December 31, 2020
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and bank balances		$292,544	$398,974
Account receivables		425,078	552,616
Amount due from related parties	3	31,051	28,724
Inventories	4	374,566	374,330
Other receivables, deposits and prepayments	5	29,202	41,680

Total current assets		1,152,441	1,396,324

Non-current assets:
Property, plant and equipment, net	6	2,257,946	2,331,335
Operating lease right of use assets, net	9	38,793	41,527

Total non-current assets		2,296,739	2,372,862

TOTAL ASSETS		$3,449,180	$3,769,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$314,255	$364,324
Obligation under finance lease	7	34,748	33,817
Bank borrowings	8	52,651	54,567
Operating lease liability	9	5,280	5,399
Other payables and accrued liabilities	10	415,579	587,923
Provision for taxation		14,375	38,675
Amount due to directors	11	3,014	3,124

Total current liabilities		839,902	1,087,829

Non-current liabilities:
Obligation under finance lease	7	69,170	81,981
Bank borrowings	8	534,283	561,195
Operating lease liability	9	33,513	36,128
Deferred taxation		19,932	20,657

Total non-current liabilities		656,898	699,961

TOTAL LIABILITIES		$1,496,800	$1,787,790

Stockholders’ equity:
Common stock, par value $0.0001: 362,905,561 and 362,905,561 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	13	$36,291	$36,291
Additional paid in capital		1,940,585	1,986,939
Accumulated profit/(loss)		89,293	(2,356)
Accumulated other comprehensive loss		(113,789)	(39,478)

Total stockholders’ equity		1,952,380	1,981,396

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,449,180	$3,769,186

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/ (LOSS)

(Amount expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended March 31,
	Note	2021	2020

Revenues, net		$687,510	$653,978

Cost of revenues		(350,385)	(361,617)

Gross profit		337,125	292,361

Other income	15	7,154	231

Operating expenses:
General and operating expenses		(244,476)	(274,985)
Finance cost		(8,154)	(9,388)

Total expenses		(252,630)	(284,373)

Profit before income tax		91,649	8,219

Income tax expense	12	-	-

NET PROFIT		$91,649	$8,219

Other comprehensive expense:
-Foreign currency translation loss		(74,311)	(87,070)

TOTAL COMPREHENSIVE INCOME / (LOSS)		$17,338	$(78,851)

Earnings per share		$0.00	$0.00
Weighted average number of common shares outstanding -Basic and diluted		362,905,561	361,718,748

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid in	Accumulated profit/	Accumulated other comprehensive	Total stockholders’
	Number of shares	Amount	capital	(loss)	loss	equity
Balance as of January 1, 2021	362,905,561	36,291	1,986,939	(2,356)	(39,478)	1,981,396
Transaction with owners	-	-	(46,354)	-	-	(46,354)
Net profit for the period	-	-	-	91,649	-	91,649
Foreign currency translation loss	-	-	-	-	(74,311)	(74,311)
Balance as of March 31, 2021	362,905,561	36,291	1,940,585	89,293	(113,789)	1,952,380

Balance as of January 1, 2020	359,305,561	35,931	1,998,870	(216,550)	(82,009)	1,736,242
Common stock issued	3,600,000	360	-	-	-	360
Net profit for the period	-	-	-	8,219	-	8,219
Foreign currency translation loss	-	-	-	-	(87,070)	(87,070)
Balance as of March 31, 2020	362,905,561	36,291	1,998,870	(208,331)	(169,079)	1,657,751

See accompanying notes to the condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net profit	$91,649	$8,219

Adjustments to reconcile net profit to net cash generated from / (used in) operating activities:
Amortisation of right of use assets	1,305	-
Bad debt written off	2,714	-
Depreciation of property, plant and equipment	33,808	29,887
Interest expenses	8,154	9,388
Operating profit before working capital changes	137,630	47,494

Changes in operating assets and liabilities:
Inventories	(13,377)	72,621
Account receivables	105,484	(65,128)
Other receivables, deposits and prepayments	11,041	29,627
Amount due from related parties	(3,335)	(10,379)
Amount due from directors	-	1,433
Amount due from shareholder	-	(360)
Account payable	(37,280)	11,760
Other payables and accrued liabilities	(156,903)	(76,513)
Change in lease liabilities	(1,844)	-
Cash generated from operations	41,416	10,555
Tax paid	(23,459)	(50,995)
Net cash generated from / (used in) operating activities	17,957	(40,440)

Cash flows from investing activities:
Purchase of investment	(46,773)	(1,673)
Purchase of property, plant and equipment	(41,513)	(7,182)
Net cash used in investing activities	(88,286)	(8,855)

Cash flows from financing activities:
Proceed from issued shares	-	360
Interest expenses	(7,614)	(9,389)
Repayment of term loan borrowing	(7,211)	(7,193)
Repayment of hire purchase borrowing	(7,815)	(9,062)
Net cash used in financing activities	(22,640)	(25,284)

Foreign currency translation adjustment	(13,461)	2,099

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,430)	(72,480)

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	398,974	69,220

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$292,544	(3,260)

CASH AND CASH EQUIVALENTS INFORMATION:
Cash and bank balance	$292,544	$175,307
Bank overdraft	-	(178,567)
Cash and cash equivalents, end of financial period	292,544	(3,260)

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2021

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

During the previous financial year, the group disposed off and de-registered its subsidiaries namely Bioplus Life International Holdings Ltd. and Bio Life Neutraceuticals (Shenzhen) Pty Ltd. on August 5, 2020 and September 4, 2020, respectively.

The Company, through its subsidiaries mainly an investment holding and supplies high quality health products. Details of the Company’s subsidiaries:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	100 shares of ordinary shares of US$1 each	Investment Holding

2	Bioplus Life International Holdings Ltd. (1)	Hong Kong June 20, 2017	1 shares of ordinary shares of HK$1 each	Investment Holding

3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding

4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Healthy Consumer Products

5	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. (2)	Shenzhen October 10, 2017	500,000 shares of ordinary shares of RMB1 each	Trading of Healthy Supplement and Cosmetic Products

(1)	Bioplus Life International Holdings Ltd. was officially disposed off by the Group on August 5, 2020 at a consideration of USD 17,504. The restructuring results in gain on disposal of subsidiary as disclosed in Consolidated Statements of Operations and Comprehensive Income/(Loss).

(2)	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. was being officially de-registered in Shenzhen on September 4, 2020 .

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective period:

	As of and for the three-month ended March 31,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1590	4.3025
Period average MYR: US$1 exchange rate	4.0673	4.1819
Period-end US$1: RMB exchange rate	-	0.1412
Period average US$1: RMB exchange rate	-	0.1433

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

As of March 31, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

● Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4. INVENTORIES

	As of
	March 31, 2021	December 31, 2020
Raw material	$248,137	$239,057
Packing Material	93,467	85,562
Finished goods	32,962	49,711
Total inventories	$374,566	$374,330

5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of
	March 31, 2021		December 31, 2020
Other receivables		$12,362	$22,950
Deposits	5.1	7,809	8,041
Prepayments		9,031	10,689
		29,202	41,680

5.1	The deposits of $ 7,184 (2020: $1,557) representing deposits paid for rental of hostels and various utilities.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of
	March 31, 2021	December 31, 2020

Computer	$42,598	$42,430
Furniture and fittings	117,343	117,343
Handphone	6,585	5,070
Landscape	3,691	3,691
Leasehold land and building	1,875,962	1,875,962
Machinery	218,312	206,544
Motor vehicle	269,018	243,630
Office equipment	60,227	60,011
Renovation	159,175	159,013
Signboard	7,766	5,470
Tools and equipment	15,794	15,794
Kitchen utensils	2,004	2,004
	$2,778,475	$2,736,962
(Less): Accumulated depreciation	(482,637)	(448,829)
(Less)/Add: Foreign translation difference	(37,892)	43,202
Property, plant and equipment, net	$2,257,946	$2,331,335

Depreciation expense for the three months ended March 31, 2021 and 2020 were $33,808 and $29,887, respectively.

As of March 31, 2021, and December 31, 2020 the motor vehicles under finance leases with carrying value of $75,975 and $85,974, respectively.

The leasehold land and building with carrying amount of $1,777,374 and $1,817,013 as of March 31, 2021 and December 31, 2020, respectively have been charged to licensed bank to secure banking facilities granted to the Company.

7. OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 3.80% - 6.36% per annum (2020: 4.40% - 5.28% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of
	March 31, 2021	December 31, 2020
Present value of hire purchase liabilities:	$	$
Not later than one year	34,748	33,817
Later than one year but not later than two years	57,705	35,535
Later than two years but not later than five years	11,465	46,446
	103,918	115,798

Analyzed as:	$	$
Current portion	34,748	33,817
Non-current portion	69,170	81,981
	103,918	115,798

8. BANK BORROWINGS

	As of
	March 31, 2021	December 31, 2020
Secured: -	$	$
Term loan	586,934	615,762

Analyzed as:	$	$
Current portion	52,651	54,567
Non-current portion	534,283	561,195
	586,934	615,762

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

d.	Leasehold land and building of the subsidiary (Note 6)

The term loan is payable by 240 monthly installments of US$4,492 each including interest, commencing from October 10, 2016 and subject to interest at Base Financing Rate + 4% per annum or 10% per annum, whichever is higher.

9. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

Right-Of-Use Assets
Balance as of December 31, 2020	41,527
Amortization for the Three Months ended March 31, 2021	(1,305)
Foreign exchange translation	(1,429)
Balance as of March 31, 2021	$38,793

For the three months ended March 31, 2021 and 2020, the amortization of the operating lease right-of-use asset amounted to $1,305 and NIL, respectively.

Lease Liability
Balance as of December 31, 2020	41,527
Imputed interest	539
Gross repayment	(1,844)
Foreign exchange translation	(1,429)
Balance as of March 31, 2021	38,793
Lease liability current portion	(5,280)
Lease liability non-current portion	$33,513

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	3,933
December 31, 2022	5,498
December 31, 2023	5,802
December 31, 2024	6,123
December 31, 2025	6,463
December 31, 2026	6,821
December 31, 2027	4,153
Total	$38,793

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow to operating lease	1,844
Right-of-use assets obtained in exchange for operating lease	43,692
Remaining lease term for operating lease (years)	6.3
Weighted average discount rate for operating lease	$5.40%

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	March 31, 2021	December 31, 2020
Other payables generated from:	$	$
Local	29,767	35,286
Foreign, representing:
Malaysia
Common outstanding from non-trade payable	32,836	99,524
Common outstanding from third parties	984	911

	63,587	135,721

Accrued other expenses
Local	-	1,750
Foreign, representing:
Malaysia
Payroll	24,388	63,763
Payroll deduction	10,986	32,044
Professional Fee	3,545	3,243
Commission	544	5,137
Expenses	920	5,772
	40,383	109,959

Deposit received from customers	201,609	230,493

Share subscription receipts in advance	110,000	110,000
	415,579	587,923

11. AMOUNT DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

12. INCOME TAXES

	Three months ended March 31,
	2021	2020
Tax jurisdictions from:
Local	$(17,530)	$(14,430)
Foreign, representing:
Malaysia	109,179	23,254
Hong Kong	-	(130)
China	-	(475)
Profit before income tax	$91,649	$8,219

The provision for income taxes consisted of the following:

Three months ended March 31,
	2021	2020
Tax expense - Current
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-

Tax expense – Prior year
Foreign, representing:
Malaysia	-	-

Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2021, the operations in the United States of America incurred $550,366 (2020: $532,836) of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041 if unutilized. The Company has provided for a full valuation allowance of $115,577 (2020: $111,896) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Bio Life Holdings Berhad (“BLHB”) and Bio Life Neutraceuticals Sdn Bhd (“BLNSB”) are subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year.

Hong Kong

For the comparative quarter, Bioplus Life International Holdings Ltd is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

China

For the comparative quarter, Bio Life Neutraceuticals (Shenzhen) Pty Ltd.is registered in the Shen Zhen and is subject to the China Corporate Tax, which is charged at the statutory income tax rate of 25% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021		December 31, 2020
Deferred tax assets:	$		$
Net operating loss carry forwards
Local		115,577		111,896
Foreign
- Malaysia		(19,932)		(20,657)
- China		-		-
- Hong Kong		-		-
		95,645		91,239
Less: valuation allowance		(115,577)		(111,896)
Deferred tax assets		$(19,932)		$(20,657)

13. STOCKHOLDERS’ EQUITY

During the previous financial year ended December 31, 2020, the Company issued additional 3,600,000 units of common stock representing 0.992% of enlarged issued and outstanding common stock of the Company for working capital purposes.

As of March 31, 2021, Bioplus Life Corp had an issued and outstanding share of common stock of 362,905,561.

14. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended March 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period end are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2021	2020	2021	2020	2021	2020

Customer A	$97,372	$-	$14%	$-	$35,084	$-
Customer B	85,499	-	12%	-	57,875	-
Customer C	-	137,589	-	21%	-	107,884
Customer D	-	145,439	-	22%	-	-

	$182,871	$283,028	$26%	$43%	$92,959	$107,884

(b) Major Suppliers

For three months ended March 31, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Purchases		Percentage of purchases		Account Payable, Trade
	2021	2020	2021	2020	2021	2020

Supplier A	$185,344	$94,436	$69%	$43%	110,744	44,560
Supplier B	38,881	54,682	15%	25%	32,963	7,332
Supplier C	-	25,234	-	12%	-	13,630

	$224,225	$174,352	$84%	$80%	143,707	65,522

15. OTHER INCOME

	Three months ended March 31,
	2021	2020

Other income	5,432	192
Unrealized gain on foreign exchange	1,722	39

	7,154	231

16. RELATED PARTIES TRANSACTIONS

	Three months ended March 31,
	2021	2020

Transactions with company in which a shareholder has substantial financial interest:

Rental Income:
Fusion Nutri Sdn. Bhd.	$5,163	-

Chong Khooi You, our sole officer and director and controlling shareholder is a director or controlling equity owner of the above company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

17. SEGMENTED INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended March 31, 2021
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$687,510	$687,510
Cost of revenues	-	-	-	(350,385)	(350,385)
Depreciation and amortization	-	-	-	(35,113)	(35,113)
Net (loss)/income before taxation	(17,530)	-	-	109,179	91,649

Total assets	$-	$-	$-	$3,449,180	$3,449,180

	For the period ended March 31, 2020
	United States	Hong Kong	Shenzhen	Malaysia	Total
Revenues	$-	$-	$-	$653,978	$653,978
Cost of revenues	-	-	-	(361,617)	(361,617)
Depreciation and amortization	-	-	-	(29,887)	(29,887)
Net (loss)/income before taxation	(14,430)	(130)	(475)	23,254	8,219

Total assets	$7,663	$9,852	$2,705	$3,008,996	$3,029,216

18. FOREIGN CURRENCY EXCHANGE RATE

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

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date November 17, 2022 was the Company presented these unaudited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events except for subsequent to balance sheet date, the Company issued additional 127,500 units of common stock representing 0.035% of enlarged issued and outstanding common stock of the Company.

20. SIGNIFICANT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended March 31, 2021 .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report on Form 10-Q is intended to update the information contained in our Form 10-K dated November 2, 2021, for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteeing of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated November 2, 2021 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Our corporate structure is depicted below (see special note below):

Special Note.

(1) Bioplus Life International Holdings Ltd. was officially disposed off on August 5, 2020.

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

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See information immediately below for information concerning the exchange rates at the Malaysian Ringgit (MYR) and Chinese Renminbi (RMB) translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the three-month ended March 31,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1590	4.3025
Period average MYR: US$1 exchange rate	4.0673	4.1819
Period-end US$1: RMB exchange rate	-	0.1412
Period average US$1: RMB exchange rate	-	0.1433

Results of Operation

For the three months ended March 31, 2021 and 2020

Revenues. For three-month ended March 31, 2021, the Company realized revenues of $687,510 as compared to $653,978 for the same period last year. The increase in revenues by approximately 5.13% is due to fulfilment of pre-existing orders from prior quarters.

Cost of Revenues. For the three-month ended March 31, 2021, we had cost of revenues of $350,385 compared with cost of revenues of $361,617 for the same period last year. The decrease by 3.11% is mainly due to saving of raw materials consumed for buying in bulk and receiving discounts for the current quarter. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the three-month ended March 31, 2021, we had a gross profit of $337,125 compared with gross profit of $292,361 for the same period last year. The 15.31% increase in gross profit is due to the reasons discussed above.

Other Income. For the three-month ended March 31, 2021, we had other income of $7,154, as compared $231 for the same period last year. The difference primarily is due to rental income from unused office spaces being rented out.

Operating Expenses. For the three-month ended March 31, 2021, we had operating expenses of $244,476, as compared to operating expenses of $274,985 for three-month ended March 31, 2020, a decrease of approximately 11.09% from the prior period due to cost saving during the current three-month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the three-month ended March 31, 2021, we had no income tax expense which same with the three-month ended March 31, 2020. During the current period, we had losses carry forward from 2020, income taxes was not payable for the quarter.

Net Profit. For the three-month ended March 31, 2021, we had a net profit of $91,649 compared with a net profit of $8,219 for the same period last year. The increase in net profit is due to the reasons discussed above.

Foreign currency translation gain/loss. For the three-month ended March 31, 2021, we had foreign currency translation loss of $74,311 compared with foreign currency translation loss of $87,070  for the same three-month period last year. Foreign currency translation loss represents the movement of the US Dollar against the Malaysian Ringgit.

Liquidity and Capital Resources

As of March 31, 2021, and 2020, we had cash and bank balances of $292,544 and $398,974 respectively.

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

Our financial statements reflect the fact that we have sufficient revenue to cover our operating expenses for the next 12 months, although at present time, we are under-capitalized. The Company intends to continue with capital investment or other financing to fund its marketing and promotional campaigns and the expansion of production capacity for 2022 and beyond to achieve a 20% to 30% increase in revenues in Malaysia, China, Taiwan, Indonesia, India and African markets. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its expansion plan.

Summary of Cash Flows

The following is a summary of the Company’s cash flows generated from (used in) operating, investing, and financing activities for the three-month ended March 31, 2021and 2020:

	three-month ended March 31
	2021	2020

Net cash generated from / (used in) operating activities	17,957	(40,440)

Net cash used in investing activities	(88,286)	(8,855)

Net cash used in financing activities	(22,640)	(25,284)

Foreign currency translation adjustment	(13,461)	2,099

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,430)	(72,480)

Operating Activities

During the three-month ended March 31, 2021, the Company had a net profit $ 91,649 which, after adjusting for amortisation, depreciation, interest expense and bad debt written off, and changes in operating assets and liabilities, resulted in net cash of $17,957 generated from operating activities during the period. By comparison, during the three-month ended March 31, 2020, the Company incurred a net profit of 8,219 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net cash  of $(40,440) in operating activities during the period.

Investing Activities

During the three-month ended March 31, 2021, cash flow from investing activities consisted of purchase of the property, plant and equipment of $41,513 remaining $46,773 is related to purchase of investment  compared with purchases of property, plant and equipment of $7,182 remaining $1,673 is related to purchase of investment   for the prior three-month period.

Financing Activities

For the three-month ended March 31, 2021, the cash provided by financing activities primarily consisted of $7,614 in interest expense, $7,211 in repayment of loans and $7,815 in repayment of hire purchase borrowing. For the three-month ended March 31, 2020, the cash used in financing activities primarily consisted of the proceeds from stock issuances of $ 360, offset by $9,389 in interest expense, $7,193 in repayment of loans and $9,062 in repayment of hire purchase borrowing.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three-month ended March 31,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1590	4.3025
Period average MYR: US$1 exchange rate	4.0673	4.1819
Period-end US$1: RMB exchange rate	-	0.1412
Period average US$1: RMB exchange rate	-	0.1433

●	Related parties

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

As of March 31, 2021 and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

ii)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and those receipts and expenditures are being made only in accordance with the authorizations of management and the board of directors; and

iii)

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the three-month ended March 31, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL INSTANCE DOCUMENT*

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	Inline XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	Inline XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	Inline XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	Inline XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPLUS LIFE CORP.
(Name of Registrant)

Date: November 25, 2022
	By:	/s/ Chong Khooi You
Chong Khooi You
CEO, President, Secretary, Treasurer, Director

