Form 10-Q
period 2021-06-30
BIOPLUS LIFE CORP.
filed 2022-11-25
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOPLUS LIFE CORP.

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of
	Note	June 30, 2021	December 31, 2020
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$283,982	$398,974
Account receivables		366,497	552,616
Amount due from related parties	3	32,552	28,724
Inventories	4	430,854	374,330
Other receivables, deposits and prepayments	5	107,822	41,680
Tax recoverable		3,511	-
Total current assets		1,225,218	1,396,324

Non-current assets:
Property, plant and equipment, net	6	2,251,257	2,331,335
Operating lease right of use assets, net	10	37,542	41,527
Intangible asset	7	686	-
Total non-current assets		2,289,485	2,372,862
TOTAL ASSETS		$3,514,703	$3,769,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$340,533	$364,324
Obligation under finance lease	8	38,989	33,817
Bank borrowings	9	52,711	54,567
Operating lease liability	10	5,358	5,399
Other payables and accrued liabilities	11	455,743	587,923
Provision for taxation		-	38,675
Amount due to directors	12	2,890	3,124
Total current liabilities		896,224	1,087,829

Non-current liabilities:
Obligation under finance lease	8	75,909	81,981
Bank borrowings	9	527,687	561,195
Operating lease liability	10	32,184	36,128
Deferred taxation		19,954	20,657
Total non-current liabilities		655,734	699,961
TOTAL LIABILITIES		$1,551,958	$1,787,790

Stockholders’ equity:
Common stock, par value $0.0001: 362,905,561 and 362,905,561 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	14	$36,291	$36,291
Additional paid in capital		1,899,558	1,986,939
Accumulated profit/(loss)		138,786	(2,356)
Accumulated other comprehensive loss		(111,890)	(39,478)
Total stockholders’ equity		1,962,745	1,981,396

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,514,703	$3,769,186

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30,		Three months ended June 30,
	Note	2021	2020	2021	2020

Revenues, net		$1,281,422	$1,460,200	$593,912	$806,223

Cost of revenues		(639,949)	(833,877)	(289,564)	(472,261)

Gross profit		641,473	626,323	304,348	333,962

Other income	16	8,091	1,599	937	1,368

Operating expenses:
General and operating expenses		(492,090)	(439,489)	(247,614)	(164,504)
Finance cost		(16,332)	(9,738)	(8,178)	(350)

Total expenses		(508,422)	(449,227)	(255,792)	(164,854)

Profit before income tax		141,142	178,695	49,493	170,476

Income tax expense	13	-	-	-	-

NET PROFIT		$141,142	$178,695	$49,493	$170,476

Other comprehensive (loss)/income:
-Foreign currency translation (loss)/gain		(72,412)	(68,139)	1,899	18,931

TOTAL COMPREHENSIVE INCOME		$68,730	$110,556	$51,392	$189,407

Earnings per share		$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding -Basic and diluted		362,905,561	362,312,155	362,905,561	362,312,155

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2021

(Amount expressed in United States Dollars (“US$))

					Accumulated
	Common stock		Additional	Accumulated	Other	Total
	Number of shares	Amount	paid in capital	Profit / (Loss)	Comprehensive Loss	Stockholders’ equity
Balance as of January 1, 2021	362,905,561	36,291	1,986,939	(2,356)	(39,478)	1,981,396
Transaction with owners	-	-	(46,354)	-	-	(46,354)
Net profit for the period	-	-	-	91,649	-	91,649
Foreign currency translation loss	-	-	-	-	(74,311)	(74,311)
Balance as of March 31, 2021	362,905,561	36,291	1,940,585	89,293	(113,789)	1,952,380
Transaction with owners	-	-	(41,027)	-	-	(41,027)
Net profit for the period	-	-	-	49,493	-	49,493
Foreign currency translation profit	-	-	-	-	1,899	1,899
Balance as of June 30, 2021	362,905,561	36,291	1,899,558	138,786	(111,890)	1,962,745

Balance as of January 1, 2020	359,305,561	35,931	1,998,870	(216,550)	(82,009)	1,736,242
Common stock issued	3,600,000	360	-	-	-	360
Net profit for the period	-	-	-	8,219	-	8,219
Foreign currency translation loss	-	-	-	-	(87,070)	(87,070)
Balance as of March 31, 2020	362,905,561	36,291	1,998,870	(208,331)	(169,079)	1,657,751
Net profit for the period	-	-	-	170,476	-	170,476
Foreign currency translation profit	-	-	-	-	18,931	18,931
Balance as of June 30, 2020	362,905,561	36,291	1,998,870	(37,855)	(150,148)	1,847,158

See accompanying notes to the condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net profit	$141,142	$178,695

Adjustments to reconcile net profit to net cash generated from operating activities:
Bad debt written off	2,673	-
Amortisation of right of use assets	2,588	-
Interest expenses	16,210	9,738
Depreciation of property, plant and equipment	68,547	58,564
Operating profit before working capital changes	231,160	246,997

Changes in operating assets and liabilities:
Inventories	(69,256)	80,204
Account receivables	164,666	(263,787)
Other receivables, deposits and prepayments	(67,533)	35,858
Amount due from related parties	(4,805)	(10,040)
Amount due from directors	(127)	1,412
Account payable	(11,399)	63,908
Other payables and accrued liabilities	(117,225)	124,778
Change in lease liabilities	(3,102)	-
Cash generated from operations	122,379	279,330
Tax refunded	-	-
Tax paid	(41,122)	(31,612)
Net cash generated from operating activities	81,257	247,718

Cash flows from investing activities:
Purchase of property, plant and equipment	(68,031)	(40,553)
Purchase of investment	(87,786)	-
Net cash used in investing activities	(155,817)	(40,553)

Cash flows from financing activities:
Proceed from issued shares	-	360
Interest expenses	(15,696)	(9,738)
Repayment of term loan borrowing	(14,420)	(6,958)
Drawdown of hire purchase borrowing	19,257	-
Repayment of hire purchase borrowing	(16,219)	(8,766)
Net cash used in financing activities	(27,078)	(25,102)

Foreign currency translation adjustment	(13,354)	10,857

NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,992)	192,920

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	398,974	69,220

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$283,982	262,140

CASH AND CASH EQUIVALENTS INFORMATION:
Cash and bank balance	$283,982	$262,140
Cash and cash equivalents, end of financial period	283,982	262,140

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2021

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

The Company, through its subsidiaries mainly an investment holding and supplies high quality health products. Details of the Company’s subsidiaries:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	100 shares of ordinary shares of US$1 each	Investment Holding

2	Bioplus Life International Holdings Ltd (1)	Hong Kong June 20,2017	1 shares of ordinary shares of HK$1 each	Investment Holding

3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding

4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Consumer Products

5	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. (2)	Shenzhen October 10,2017	500,000 shares of ordinary shares of RMB1 each	Trading of Healthy Supplement and Cosmetic Products

(1)	Bioplus Life International Holdings Ltd. was officially disposed off by the Group on August 5, 2020 at a consideration of USD 17,504. The restructuring results in gain on disposal of subsidiary as disclosed in Consolidated Statements of Operations and Comprehensive Income/(Loss).

(2)	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. was being officially de-registered in Shenzhen on September 4, 2020.

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

● Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks, which are amortized on a straight-line basis over a useful life.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended June 30, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective period:

	As of and for the six-month ended June 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1289	4.3232
Period average MYR: US$1 exchange rate	4.1543	4.2800
Period-end US$1: RMB exchange rate	-	0.1412
Period average US$1: RMB exchange rate	-	0.1415

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

As of June 30, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

● Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4. INVENTORIES

	As of
	June 30, 2021	December 31, 2020
Raw material	$323,157	$239,057
Packing Material	68,495	85,562
Finished goods	39,202	49,711
Total inventories	$430,854	$374,330

5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of
	June 30, 2021		December 31, 2020
Other receivables		$84,367	$22,950
Deposits	5.1	12,921	8,041
Prepayments		10,534	10,689
Total other receivables, deposits and prepayments		107,822	41,680

5.1	Included in deposits is an amount of $7,193(2020: $1,557) representing deposits paid for rental of hostels and various utilities.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of
	June 30, 2021	December 31, 2020

Computer	$43,609	$42,430
Furniture and fittings	119,360	117,343
Handphone	6,585	5,070
Landscape	3,691	3,691
Leasehold land and building	1,875,962	1,875,962
Machinery	222,173	206,544
Motor vehicle	281,174	243,630
Office equipment	60,227	60,011
Renovation	165,915	159,013
Signboard	7,766	5,470
Tools and equipment	15,794	15,794
Kitchen utensils	2,004	2,004
	$2,804,260	$2,736,962
(Less): Accumulated depreciation	(517,882)	(448,829)
(Less)/Add: Foreign translation difference	(35,121)	43,202
Property, plant and equipment, net	$2,251,257	$2,331,335

Depreciation expense for the period ended June 30, 2021 and June 30, 2020 were $68,547 and $58,564, respectively.

As of June 30, 2021, and December 31, 2020 the motor vehicles under finance leases with carrying value of $92,909 and $85,974, respectively.

The leasehold land and building with carrying amount of $1,772,678 and $1,817,013 as of June 30, 2021 and December 31, 2020, respectively have been charged to licensed bank to secure banking facilities granted to the Company.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2021	December 31, 2020

Trademark	$686	$-

8. OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 4.40% - 5.28% per annum (2020: 4.40% - 5.28% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of
	June 30, 2021		December 31, 2020
Present value of hire purchase liabilities:	$		$
Not later than one year		38,989		33,817
Later than one year but not later than two years		37,466		35,535
Later than two years but not later than five years		38,443		46,446
		114,898		115,798

Analyzed as:	$		$
Current portion		38,989		33,817
Non-current portion		75,909		81,981
		114,898		115,798

9. BANK BORROWINGS

	As of
	June 30, 2021		December 31, 2020
Secured: -	$		$
Term loan		580,398		615,762

Analyzed as:	$		$
Current portion		52,711		54,567
Non-current portion		527,687		561,195
		580,398		615,762

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

d.	Leasehold land and building of the subsidiary (Note 6)

The term loan is payable by 240 monthly installments of US$4,492 each including interest, commencing from October 10, 2016 and subject to interest at 4% per annum flat.

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

The initial recognition of operating lease right and lease liability as follow:

Right-Of-Use Assets
Balance as of December 31, 2020	41,527
Amortization for the six months ended June 30, 2021	(2,588)
Foreign exchange translation	(1,397)
Balance as of June 30, 2021	$37,542

For the six months ended June 30, 2021 and 2020, the amortization of the operating lease right-of-use asset amounted to $2,588 and NIL, respectively.

Lease Liability
Balance as of December 31, 2020	41,527
Imputed interest	1,045
Gross repayment	(3,633)
Foreign exchange translation	(1,397)
Balance as of June 30, 2021	37,542
Lease liability current portion	(5,358)
Lease liability non-current portion	$32,184

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	2,643
December 31, 2022	5,504
December 31, 2023	5,809
December 31, 2024	6,130
December 31, 2025	6,471
December 31, 2026	6,828
December 31, 2027	4,157
Total	$37,542

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow to operating lease	3,633
Right-of-use assets obtained in exchange for operating lease	43,692
Remaining lease term for operating lease (years)	6.1
Weighted average discount rate for operating lease	$5.40%

11. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2021		December 31, 2020
Other payables generated from:	$		$
Local		37,662		35,286
Foreign, representing:
Malaysia
Common outstanding from non-trade payable		35,851		99,524
Common outstanding from third parties		-		911
		73,513		135,721

Accrued other expenses
Local		-		1,750
Foreign, representing:
Malaysia
Payroll		25,773		63,763
Payroll deduction		11,381		32,044
Professional Fee		4,363		3,243
Commission		22,677		5,137
Expenses		1,328		5,772
		65,522		109,959

Deposit received from customers		206,708		230,493

Share subscription receipts in advance		110,000		110,000
		455,743		587,923

12. AMOUNT DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

13. INCOME TAXES

	As of
	June 30, 2021	June 30, 2020
Tax jurisdictions from:
Local	$(41,115)	$(34,918)
Foreign, representing:
Malaysia	182,257	214,711
Hong Kong	-	(187)
China	-	(911)
Profit before income tax	$141,142	$178,695

The provision for income taxes consisted of the following:

As of
	June 30, 2021	June 30, 2020
Tax expense - Current
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-

Tax expense – Prior year
Foreign, representing:
Malaysia	-	-

Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2021, the operations in the United States of America incurred $573,951 (2020: $437,892) of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041 if unutilized. The Company has provided for a full valuation allowance of $120,530 (2020: $91,957) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2021and December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
Deferred tax assets:	$		$
Net operating loss carry forwards
Local		120,530		111,896
Foreign
- Malaysia		(19,932)		(20,657)
- China		-		-
- Hong Kong		-		-
		100,598		91,239
Less: valuation allowance		(120,530)		(111,896)
Deferred tax assets		$(19,932)		$(20,657)

14. STOCKHOLDERS’ EQUITY

During the previous financial year ended December 31, 2020, the Company issued additional 3,600,000 units of common stock representing 0.992% of enlarged issued and outstanding common stock of the Company for working capital purposes.

As of June 30, 2021, Bioplus Life Corp had an issued and outstanding share of common stock of 362,905,561.

15. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended June 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period end are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2021	2020	2021	2020	2021	2020

Customer A	$-	$449,084	$-	$56%	$-	$81,825

	$-	$449,084	$-	$56%	$-	$81,825

For the six months ended June 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period-end are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2021	2020	2021	2020	2021	2020

Customer A	$-	$594,523	$-	$40%	$-	$269,917

	$-	$594,523	$-	$40%	$-	$269,917

(b) Major Suppliers

For the three months ended June 30, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Purchases		Percentage of purchases		Account Payable, Trade
	2021	2020	2021	2020	2021	2020

Supplier A	$152,372	$186,822	$59%	$57%	$25,022	$43,103
Supplier B	-	96,194	-	29%	-	7,092
Supplier C	79,925	-	31%	-	39,962	-

	$232,297	$283,016	$90%	$86%	$64,984	$50,195

For the six months ended June 30, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Purchases		Percentage of purchases		Account Payable, Trade
	2021	2020	2021	2020	2021	2020

Supplier A	$334,950	$281,258	$64%	$51%	$78,605	$52,859
Supplier B	-	150,876	-	28%	-	-
Supplier C	79,925	-	15%	-	39,962	-

	$414,875	$432,134	$79%	$79%	$118,567	$52,859

16. OTHER INCOME

	As of
	June 30, 2021	June 30, 2020

Other income	5,432	192
Realized gain on foreign exchange	2,659	1,407

	8,091	1,599

17. RELATED PARTIES TRANSACTIONS

	As of
	June 30, 2021	June 30, 2020

Transactions with company in which a shareholder has substantial financial interest:

Rental Income:
Fusion Nutri Sdn. Bhd.	$5,086	$-

Chong Khooi You, our sole officer and director and controlling shareholder is a director or controlling equity owner of the above company.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SEGMENTED INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended June 30, 2021
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$1,281,422	$1,281,422
Cost of revenues	-	-	-	(639,949)	(639,949)
Depreciation and amortization	-	-	-	(71,135)	(71,135)
Net (loss)/income before taxation	(41,115)	-	-	182,257	141,142

Total assets	$-	$-	$-	$3,514,703	$3,514,703

	For the period ended June 30, 2020
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$1,460,200	$1,460,200
Cost of revenues	-	-	-	(833,877)	(833,877)
Depreciation and amortization	-	-	-	(58,564)	(58,564)
Net (loss)/income before taxation	(34,918)	(187)	(911)	214,711	178,695

Total assets	$4,303	$3,417	$2,274	$3,290,194	$3,300,188

19. FOREIGN CURRENCY EXCHANGE RATE

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

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date November 17, 2022 was the Company presented these unaudited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events except for subsequent to balance sheet date, the Company issued additional 127,500 units of common stock representing 0.035% of enlarged issued and outstanding common stock of the Company.

21. SIGNIFICANT EVENTS

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

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended June 30, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the six months ended June 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1289	4.3232
Period average MYR: US$1 exchange rate	4.1543	4.2800
Period-end US$1: RMB exchange rate	-	0.1412
Period average US$1: RMB exchange rate	-	0.1415

Results of Operation

For the three months ended June 30, 2021 and 2020

Revenues. For three months ended June 30, 2021, the Company realized revenues of $593,912 as compared to $806,223 for the three-month period ended June 30, 2020. The decrease in revenues of approximately 26.33% was a result of decrease in demand and the economy slows down. When times are hard, people try to save money to spend on food supplements.

Cost of Revenues. For the three-month ended June 30, 2021, we had cost of revenues of $289,564 compared with cost of revenues of $472,261 for the same period last year. The decrease by 38.69% corresponds to the decrease in product sales for the current quarter. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the three-month ended June 30, 2021, we had a gross profit of $304,348 compared with gross profit of $333,962 for the same period last year. The 8.87% decrease in gross profit is due to the reasons discussed above.

Other Income. For the three-month ended June 30, 2021, we had other income of $937, as compared $1,368 for the three-month ended June 30, 2020. The difference primarily is due to fluctuation of foreign exchange rate between these periods.

Operating Expenses. For the three-month ended June 30, 2021, we had operating expenses of $247,614, as compared to operating expenses of $164,504 for the three-months ended June 30, 2020, an increase of approximately 50.20% from the prior period due to higher sales commission payment and financing interest expenses during the current three-month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the three-month ended June 30, 2021, we had no income tax expense which same with the three months ended June 30, 2020. During the current period, we had losses carry forward from 2020, income taxes was not payable for the quarter.

Net Profit. For the three-month ended June 30, 2021, we had a net profit of $49,493 compared with a net profit of $170,476 for the same period last year. The decrease in net profit is due to the reasons discussed above.

Foreign currency translation gain/loss. For the three-month ended June 30, 2021, we had foreign currency translation gain of $1,899  compared with foreign currency translation loss of $18,931 for the same three-month period last year. Foreign currency translation gain represents the movement of the US Dollar against the Malaysian Ringgit.

For the six-month ended June 30, 2021 and 2020

Revenues. For six-month ended June 30, 2021, the Company realised revenues of $1,281,422 as compared to $1,460,200 for the six-month ended June 30, 2020. The revenues decreased by approximately 12.24% is due to the fulfilment of pre-existing orders from prior quarters.

Cost of Revenues. For the six-month ended June 30, 2021, we had cost of revenues of $639,949 compared with cost of revenues of $833,877 for the same period last year. The cost of revenues decreased by 23.26% corresponds to the decrease in product sales for the current period. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the six-month ended June 30, 2021, we had a gross profit of $641,473 compared with gross profit of $626,323 for the same period last year. The 2.42 % increase in gross profit is due to the reasons discussed above.

Other Income. For the six-month ended June 30, 2021, we had other income of $8,091, as compared $1,599 for the six-month ended June 30, 2020, a substantial gain from the same period last year. The difference primarily was due to fluctuation of foreign exchange rate between these periods.

Operating Expenses. For the six-month ended June 30, 2021, we had operating expenses of $ 492,090, as compared to operating expenses of $ 439,489 for the six-month ended June 30, 2020, an increase by approximately 11.97% from the prior period due to expenses during the current six month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the six-month ended June 30, 2021, we had no income tax expense which same with the six-month ended June 30, 2020. During the current period, we had losses carry forward from 2020, income taxes was not payable for the quarter.

Net Profit. For the six-month ended June 30, 2021, we had a net profit of $141,142 compared with a net profit of $178,695 for the same period last year. The decrease in net profit was due to the reasons discussed above.

Foreign currency translation gain/loss. For the six-month ended June 30, 2021, we had foreign currency translation loss of $72,412  compared with foreign currency translation loss of $68,139 for the same six months period last year. Foreign currency translation loss represents the movement of the US Dollar against the Malaysian Ringgit.

Liquidity and Capital Resources

As of June 30, 2021, and 2020, we had cash and bank balances of $283,982 and $398,974 respectively.

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

Our financial statements reflect the fact that we have sufficient revenue to cover our operating expenses for the next 12 months, although at present time, we are under-capitalized. The Company intends to continue with capital investment or other financing to fund its marketing and promotional campaigns and the expansion of production capacity for 2021 and beyond to achieve a 20% to 30% increase in revenues in Malaysia, China, Taiwan, Indonesia, India and African markets. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its expansion plan.

Summary of Cash Flows

The following is a summary of the Company’s cash flows generated from (used in) operating, investing, and financing activities for the six-month ended June 30, 2021 and 2020:

	Six-month ended June 30
	2021	2020

Net cash generated from operating activities	81,257	247,718

Net cash used in investing activities	(155,817)	(40,553)

Net cash used in financing activities	(27,078)	(25,102)

Foreign currency translation adjustment	(13,354)	10,857

NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,992)	192,920

Operating Activities

During the six-month ended June 30, 2021, the Company had a net profit $ 141,142 which, after adjusting for amortisation, depreciation, interest expense and bad debt written off, and changes in operating assets and liabilities, resulted in net cash of $81,257 generated from operating activities during the period. By comparison, during the six-month ended June 30, 2020, the Company incurred a net profit of $178,695 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net loss of $247,718 in operating activities during the period.

Investing Activities

During the six-month ended June 30, 2021, cash flow from investing activities consisted of purchase of the property, plant and equipment of $68,031, remaining $87,786 is related to purchase of investment compared with purchases of the property, plant and equipment of $40,553 for the prior six-month period.

Financing Activities

For the six-month ended June 30, 2021, the cash provided by financing activities primarily consisted of the drawdown of hire purchase borrowing of $ 19,257, offset by $15,696 in interest expense, $14,420 in repayment of loans and $16,219 in repayment of hire purchase borrowing. For the six-month ended June 30, 2020, the cash used in financing activities primarily consisted of the proceeds from stock issuances of $ 360, offset by $9,738 in interest expense, $6,958 in repayment of loans and $8,766 in repayment of hire purchase borrowing.

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

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks, which are amortized on a straight-line basis over a useful life.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended June 30, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six-month ended June 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1289	4.3232
Period average MYR: US$1 exchange rate	4.1543	4.2800
Period-end US$1: RMB exchange rate	-	0.1412
Period average US$1: RMB exchange rate	-	0.1415

●	Related parties

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

As of June 30, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2021 or 2020 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the six-month ended June 30, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

