Form 10-Q
period 2021-09-30
BIOPLUS LIFE CORP.
filed 2022-11-25
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

BIOPLUS LIFE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOPLUS LIFE CORP.

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of
	Note	September 30, 2021	December 31, 2020
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances		$319,782	$398,974
Account receivables		395,608	552,616
Amount due from related parties	3	34,317	28,724
Inventories	4	423,341	374,330
Other receivables, deposits and prepayments	5	111,206	41,680
Tax recoverable		38,948	-
Total current assets		1,323,202	1,396,324

Non-current assets:
Property, plant and equipment, net	6	2,205,480	2,331,335
Operating lease right of use assets, net	10	35,938	41,527
Intangible asset	7	681	-
Total non-current assets		2,242,099	2,372,862
TOTAL ASSETS		$3,565,301	$3,769,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$337,740	$364,324
Obligation under finance lease	8	38,821	33,817
Bank borrowings	9	155,414	54,567
Operating lease liability	10	5,387	5,399
Other payables and accrued liabilities	11	476,862	587,923
Provision for taxation		-	38,675
Amount due to directors	12	2,868	3,124
Total current liabilities		1,017,092	1,087,829

Non-current liabilities:
Obligation under finance lease	8	71,702	81,981
Bank borrowings	9	516,298	561,195
Operating lease liability	10	30,551	36,128
Deferred taxation		19,794	20,657
Total non-current liabilities		638,345	699,961
TOTAL LIABILITIES		$1,655,437	$1,787,790

Stockholders’ equity:
Common stock, par value $0.0001: 362,905,561 and 362,905,561 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	14	$36,291	$36,291
Additional paid in capital		1,845,237	1,986,939
Accumulated profit/(loss)		157,035	(2,356)
Accumulated other comprehensive loss		(128,699)	(39,478)
Total stockholders’ equity		1,909,864	1,981,396

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,565,301	$3,769,186

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Nine months ended September 30,		Three months ended September 30,
	Note	2021	2020	2021	2020

Revenues, net		$1,877,591	$2,449,661	$596,169	$989,461

Cost of revenues		(1,006,315)	(1,422,514)	(366,366)	(588,637)

Gross profit		871,276	1,027,147	229,803	400,824

Other income	16	17,901	2,192	9,810	592

Operating expenses:
General and operating expenses		(706,375)	(721,176)	(214,285)	(281,687)
Finance cost		(23,411)	(9,738)	(7,079)	-

Total expenses		(729,786)	(730,914)	(221,364)	(281,687)

Profit before income tax		159,391	298,425	18,249	119,729
Gain on disposal of subsidiary		-	17,505	-	17,505

Income tax expense	13	-	-	-	-

NET PROFIT		$159,391	$315,930	$18,249	$137,234
Other comprehensive (loss)/income:
- Foreign currency translation (loss)/gain		(89,221)	(7,993)	(16,809)	60,146

TOTAL COMPREHENSIVE INCOME		$70,170	$307,937	$1,440	$197,380

Earnings per share		$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding -Basic and diluted		362,905,561	362,905,561	362,905,561	362,905,561

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Amount expressed in United States Dollars (“US$”), except for number of shares)

					Accumulated
	Common stock		Additional	Accumulated	Other	Total
	Number of		paid in	Profit /	Comprehensive	Stockholders’
	shares	Amount	capital	(Loss)	Loss	equity
Balance as of January 1, 2021	362,905,561	36,291	1,986,939	(2,356)	(39,478)	1,981,396
Transaction with owners	-	-	(46,354)	-	-	(46,354)
Net profit for the period	-	-	-	91,649	-	91,649
Foreign currency translation loss	-	-	-	-	(74,311)	(74,311)
Balance as of March 31, 2021	362,905,561	36,291	1,940,585	89,293	(113,789)	1,952,380
Transaction with owners	-	-	(41,027)	-	-	(41,027)
Net profit for the period	-	-	-	49,493	-	49,493
Foreign currency translation profit	-	-	-	-	1,899	1,899
Balance as of June 30, 2021	362,905,561	36,291	1,899,558	138,786	(111,890)	1,962,745
Transaction with owners	-	-	(54,321)	-	-	(54,321)
Net profit for the period	-	-	-	18,249	-	18,249
Foreign currency translation loss	-	-	-	-	(16,809)	(16,809)
Balance as of September 30, 2021	362,905,561	36,291	1,845,237	157,035	(128,699)	1,909,864

Balance as of January 1, 2020	359,305,561	35,931	1,998,870	(216,550)	(82,009)	1,736,242
Common stock issued	3,600,000	360	-	-	-	360
Net profit for the period	-	-	-	8,219	-	8,219
Foreign currency translation loss	-	-	-	-	(87,070)	(87,070)
Balance as of March 31, 2020	362,905,561	36,291	1,998,870	(208,331)	(169,079)	1,657,751
Net profit for the period	-	-	-	170,476	-	170,476
Foreign currency translation profit	-	-	-	-	18,931	18,931
Balance as of June 30, 2020	362,905,561	36,291	1,998,870	(37,855)	(150,148)	1,847,158
Net profit for the period	-	-	-	137,234	-	137,234
Foreign currency translation profit	-	-	-	-	60,146	60,146
Balance as of September 30,2020	362,905,561	36,291	1,998,870	99,379	(90,002)	2,044,538

See accompanying notes to the condensed consolidated financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net profit	$159,391	$315,930

Adjustments to reconcile net profit to net cash generated from operating activities:
Bad debt written off	2,631	23,092
Amortisation of right of use assets	3,907	-
Interest expenses	23,411	9,738
Depreciation of property, plant and equipment	102,516	93,429
Operating profit before working capital changes	291,856	442,189

Changes in operating assets and liabilities:
Inventories	(64,652)	(57,768)
Account receivables	131,281	(253,739)
Other receivables, deposits and prepayments	(71,236)	74,029
Amount due from related parties	(6,793)	(10,708)
Amount due from directors	(126)	2,063
Account payable	(11,360)	161,677
Other payables and accrued liabilities	(92,679)	22,477
Change in lease liabilities	(4,335)	-
Cash generated from operations	171,956	380,220
Tax refunded	9,711	-
Tax paid	(85,583)	(47,378)
Net cash generated from operating activities	96,084	332,842

Cash flows from investing activities:
Purchase of investment	(142,199)	-
Purchase of intangible assets	(681)	-
Purchase of property, plant and equipment	(74,755)	(133,810)
Net cash used in investing activities	(217,635)	(133,810)

Cash flows from financing activities:
Proceed from issued shares	-	360
Interest expenses	(22,923)	(9,738)
Repayment of term loan borrowing	(21,447)	(7,155)
Drawdown of hire purchase borrowing	19,102	-
Repayment of hire purchase borrowing	(19,539)	(9,015)
Net cash used in financing activities	(44,807)	(25,548)

Foreign currency translation adjustment	(15,961)	19,285

NET CHANGE IN CASH AND CASH EQUIVALENTS	(182,319)	192,769

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	398,974	69,220

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$216,655	261,989

CASH AND CASH EQUIVALENTS INFORMATION:
Cash and bank balance	$319,782	$334,162
Bank overdraft	(103,127)	(72,173)
Cash and cash equivalents, end of financial period	216,655	261,989

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective period:

	As of and for the nine-month ended September 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1880	4.1585
Period average MYR: US$1 exchange rate	4.1954	4.2038
Period-end US$1: RMB exchange rate	-	0.1473
Period average US$1: RMB exchange rate	-	0.1446

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

As of September 30, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

● Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4. INVENTORIES

	As of
	September 30, 2021	December 31, 2020
Raw material	$299,493	$239,057
Packing Material	87,779	85,562
Finished goods	36,069	49,711
Total inventories	$423,341	$374,330

5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of
	September 30, 2021		December 31, 2020
Other receivables		$89,220	$22,950
Deposits	5.1	12,817	8,041
Prepayments		9,169	10,689
		111,206	41,680

5.1	The deposits of $ 7,134(2020: $ 1,557) representing deposits paid for rental of hostels and various utilities.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Computer	$43,609	$42,430
Furniture and fittings	120,998	117,343
Handphone	6,585	5,070
Landscape	3,691	3,691
Leasehold land and building	1,875,962	1,875,962
Machinery	222,173	206,544
Motor vehicle	282,675	243,630
Office equipment	60,227	60,011
Renovation	170,180	159,013
Signboard	7,766	5,470
Tools and equipment	15,847	15,794
Kitchen utensils	2,004	2,004
	$2,811,717	$2,736,962
(Less): Accumulated depreciation	(552,938)	(448,829)
(Less)/Add: Foreign translation difference	(53,299)	43,202
Property, plant and equipment, net	$2,205,480	$2,331,335

Depreciation expense for the period ended September 30, 2021 and September 30, 2020 were $102,516 and $93,429, respectively.

As of September 30, 2021, and December 31, 2020 the motor vehicles under finance leases with carrying value of $83,962 and $85,974, respectively.

The leasehold land and building with carrying amount of $1,760,057 and $1,817,013 as of September 30, 2021 and December 31, 2020, respectively have been charged to licensed bank to secure banking facilities granted to the Company.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2021	December 31, 2020

Trademark	$681	$-

8. OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 4.40% - 5.28% per annum (2020: 4.40% - 5.28% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of
	September 30, 2021		December 31, 2020
Present value of hire purchase liabilities:	$		$
Not later than one year		38,821		33,817
Later than one year but not later than two years		36,916		35,535
Later than two years but not later than five years		34,786		46,446
		110,523		115,798

Analyzed as:	$		$
Current portion		38,821		33,817
Non-current portion		71,702		81,981
		110,523		115,798

9. BANK BORROWINGS

	As of
	September 30, 2021	December 31, 2020
Secured: -	$	$
Bank overdraft	103,127	-
Term loan	568,585	615,762
	671,712	615,762

Analyzed as:	$	$
Current portion	155,414	54,567
Non-current portion	516,298	561,195
	671,712	615,762

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

d.	Leasehold land and building of the subsidiary (Note 6)

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

Right-Of-Use Assets
Balance as of December 31, 2020	41,527
Amortization for the nine months ended September 30, 2021	(3,847)
Foreign translation difference	(1,742)
Balance	$35,938

For the nine months ended September 30, 2021 and 2020, the amortization of the operating lease right-of-use asset amounted to $3,847 and NIL, respectively.

Lease Liability
Balance as of December 31, 2020	41,527
Imputed interest	1,516
Gross repayment	(5,363)
Foreign exchange translation	(1,742)
Balance as of September 30, 2021	35,938
Lease liability current portion	(5,387)
Lease liability non-current portion	$30,551

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	1,320
December 31, 2022	5,460
December 31, 2023	5,762
December 31, 2024	6,081
December 31, 2025	6,419
December 31, 2026	6,773
December 31, 2027	4,123
Total	$35,938

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow to operating lease	5,363
Right-of-use assets obtained in exchange for operating lease	43,692
Remaining lease term for operating lease (years)	5.8
Weighted average discount rate for operating lease	$5.40%

11. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2021		December 31, 2020
Other payables generated from:	$		$
Local		29,707		35,286
Foreign, representing:
Malaysia
Common outstanding from non-trade payable		30,107		99,524
Common outstanding from third parties		-		911
		59,814		135,721

Accrued other expenses
Local		-		1,750
Foreign, representing:
Malaysia
Payroll		23,856		63,763
Payroll deduction		10,730		32,044
Professional Fee		3,683		3,243
Commission		12,450		5,137
Expenses		1,362		5,772
		52,081		109,959

Deposit received from customers		254,967		230,493

Share subscription receipts in advance		110,000		110,000
		476,862		587,923

12. AMOUNT DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

13. INCOME TAXES

	Nine months ended September 30,
	2021	2020
Tax jurisdictions from:
Local	$(54,188)	$(58,232)
Foreign, representing:
Malaysia	213,579	375,486
Hong Kong	-	(17,775)
China	-	(1,054)
Profit before income tax	$159,391	$298,425

The provision for income taxes consisted of the following:

Nine months ended September 30,
	2021	2020
Tax expense - Current
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Hong Kong	-	-

Tax expense – Prior year
Foreign, representing:
Malaysia	-	-

Deferred
Local	-	-
Foreign, representing:
Malaysia	-	-
	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2021, the operations in the United States of America incurred $587,024 (2020: $461,206) of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041 if unutilized. The Company has provided for a full valuation allowance of $123,275 (2020: $96,853) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2021and December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
Deferred tax assets:	$		$
Net operating loss carry forwards
Local		123,275		111,896
Foreign
- Malaysia		(19,794)		(20,657)
- China		-		-
- Hong Kong		-		-
		103,481		91,239
Less: valuation allowance		(123,275)		(111,896)
Deferred tax assets		$(19,794)		$(20,657)

14. STOCKHOLDERS’ EQUITY

During the previous financial year ended December 31, 2020, the Company issued additional 3,600,000 units of common stock representing 0.992% of enlarged issued and outstanding common stock of the Company for working capital purposes.

As of September 30, 2021, Bioplus Life Corp had an issued and outstanding share of common stock of 362,905,561.

15. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period end are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2021	2020	2021	2020	2021	2020

Customer A	$-	$152,423	$-	$15%	$-	$44,747
Customer B	-	367,506	-	37%	-	-
Customer C	152,869	-	26%	-	-	-

	$152,869	$519,929	$26%	$52%	$-	$44,747

For the nine months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable at period-end are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2021	2020	2021	2020	2021	2020

Customer A	$-	$972,239	$-	$39%	$-	$-
Customer B	-	260,229	-	11%	-	93,184

	$-	$1,232,468	$-	$50%	$-	$93,184

(b) Major Suppliers

For the three months ended September 30, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Purchases		Percentage of purchases		Account Payable, Trade
	2021	2020	2021	2020	2021	2020

Supplier A	$251,404	$362,297	$95%	$64%	$33,625	$139,152
Supplier B	-	99,328	-	18%	-	-
Supplier C	-	65,418	-	12%	-	-

	$251,404	$517,043	$95%	$94%	$33,625	$139,152

For the nine months ended September 30, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

	Purchases		Percentage of purchases		Account Payable, Trade
	2021	2020	2021	2020	2021	2020

Supplier A	$581,042	$633,555	$75%	$57%	$125,357	$135,320
Supplier B	-	250,203	-	23%	-	-
Supplier C	78,657	-	10%	-	19,664	-

	$659,699	$883,758	$85%	$80%	$145,021	$135,320

16. OTHER INCOME

	As of
	September 30, 2021	September 30, 2020

Other income	14,013	193
Realized gain on foreign exchange	3,888	1,999
	17,901	2,192

Gain on disposal of subsidiary	-	17,505

17. RELATED PARTIES TRANSACTIONS

	As of
	September 30, 2021	September 30, 2020

Transactions with company in which a shareholder has substantial financial interest:

Rental Income:
Fusion Nutri Sdn. Bhd.	$5,005	$-
Total Life Renew (M) Sdn. Bhd.	3,575	-
	8,580	-

Chong Khooi You, our sole officer and director and controlling shareholder is a director or controlling equity owner of each of the above companies.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended September 30, 2021
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$1,877,591	$1,877,591
Cost of revenues	-	-	-	(1,006,315)	(1,006,315)
Depreciation and amortization	-	-	-	(106,423)	(106,423)
Net (loss)/income before taxation	(54,188)	-	-	213,579	159,391

Total assets	$-	$-	$-	$3,565,301	$3,565,301

	For the period ended September 30, 2020
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$2,449,661	$2,449,661
Cost of revenues	-	-	-	(1,422,514)	(1,422,514)
Depreciation and amortization	-	-	-	(93,429)	(93,429)
Net (loss)/income before taxation	(58,232)	(17,775)	(1,054)	392,991	315,930

Total assets	$-	$-	$2,368	$3,590,321	$3,592,689

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

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date November 17, 2022  was the Company presented these unaudited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events except for subsequent to balance sheet date, the Company issued additional 127,500 units of common stock representing 0.035% of enlarged issued and outstanding common stock of the Company.

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

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended September 30, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the nine months ended September 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1880	4.1585
Period average MYR: US$1 exchange rate	4.1954	4.2038
Period-end US$1: RMB exchange rate	-	0.1473
Period average US$1: RMB exchange rate	-	0.1446

Results of Operation

For the three months ended September 30, 2021 and 2020

Revenues. For three months ended September 30, 2021, the Company realized revenues of $596,169 as compared to $989,461 for the three-month period ended September 30, 2020. The decrease in revenues of approximately 39.75% was a result of decrease in demand and the economy slows down. When times are hard, people try to save money to spend on food supplements.

Cost of Revenues. For the three-month ended September 30, 2021, we had cost of revenues of $366,366 compared with cost of revenues of $588,637 for the same period last year. The decrease by 37.76% corresponds to the decrease in product sales for the current quarter. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the three-month ended September 30, 2021, we had a gross profit of $229,803 compared with gross profit of $400,824 for the same period last year. The 42.67% decrease in gross profit is due to the reasons discussed above.

Other Income. For the three-month ended September 30, 2021, we had other income of $9,810, as compared $592 for the three-month ended September 30, 2020, a gain from the same period last year. The difference primarily is due to renting out the office unused occupancy to tenants between these periods.

Operating Expenses. For the three-month ended September 30, 2021, we had operating expenses of $214,285, as compared to operating expenses of $281,687 for the quarterly period ended three-month ended September 30, 2020, a decrease of approximately 23.93% from the prior period due to lower revenues during the current three-month period. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the three-month ended September 30, 2021, we had no income tax expense which same with the three-month ended September 30, 2020. During the current period, we had losses carry forward from 2020, income taxes was not payable for the quarter.

Net Profit. For the three-month ended September 30, 2021, we had a net profit of $18,249 compared with a net profit of $137,234 for the same period last year. The decrease in net profit is due to gain on disposal of subsidiary in 2020.

Foreign currency translation gain/loss. For the three-month ended September 30, 2021, we had foreign currency translation loss of $16,809  compared with foreign currency translation gain of $60,146 for the same three-month period last year. Foreign currency translation gain represents the movement of the US Dollar against the Malaysian Ringgit.

For the nine-month ended September 30, 2021 and 2020

Revenues. For nine-month ended September 30, 2021, the Company realised revenues of $1,877,591 as compared to $2,449,661 for the nine-month ended September 30, 2020. The revenues decreased by approximately 23.35% is due to the fulfilment of pre-existing orders from prior quarters.

Cost of Revenues. For the nine-month ended September 30, 2021, we had cost of revenues of $1,006,315 compared with cost of revenues of $1,422,514 for the same period last year. The cost of revenues decreased by 29.26% corresponds to the decrease in product sales for the current period. Cost of revenue includes raw materials, packaging materials and lab tests.

Gross Profit. For the nine-month ended September 30, 2021, we had a gross profit of $871,276 compared with gross profit of $1,027,147 for the same period last year. The 15.17 % decrease in gross profit is due to the reasons discussed above.

Other Income. For the nine-month ended September 30, 2021, we had other income of $17,901, as compared $2,192 for the nine-month ended September 30, 2020, a substantial gain from the same period last year. The difference primarily is due to renting out the office unused occupancy to tenants between these periods.

Operating Expenses. For the nine-month ended September 30, 2021, we had operating expenses of $ 706,375, as compared to operating expenses of $ 721,176 for the nine-month ended September 30, 2020, a decrease by approximately 2.05% from the prior period due to being incurred of research and development with Universiti Teknologi Malaysia (UTM) and provide incentives allowance to employee in same period of last year. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Income Tax Expense. For the nine-month ended September 30, 2021, we had no income tax expense which same with the nine months ended nine-month ended September 30, 2020. During the current period, we had losses carry forward from 2020, income taxes was not payable for the quarter.

Net Profit. For the nine-month ended September 30, 2021, we had a net profit of $159,391 compared with a net profit of $315,930 for the same period last year. The decrease in net profit was due gain on disposal of subsidiary in 2020.

Foreign currency translation gain/loss. For the nine-month ended September 30, 2021, we had foreign currency translation loss of $89,221  compared with foreign currency translation loss of $7,993 for the same nine months period last year. Foreign currency translation loss represents the movement of the US Dollar against the Malaysian Ringgit.

Liquidity and Capital Resources

As of September 30, 2021, and 2020, we had cash and bank balances of $319,782 and $334,162 respectively.

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

Summary of Cash Flows

The following is a summary of the Company’s cash flows generated from (used in) operating, investing, and financing activities for the nine-month ended September 30, 2021 and 2020:

	Nine-month ended September 30
	2021	2020

Net cash generated from operating activities	96,083	332,842

Net cash used in investing activities	(217,635)	(133,810)

Net cash used in financing activities	(44,807)	(25,548)

Foreign currency translation adjustment	(15,961)	19,285

NET CHANGE IN CASH AND CASH EQUIVALENTS	(182,320)	192,769

Operating Activities

During the nine-month ended September 30, 2021, the Company had a net profit $ 159,391 which, after adjusting for amortisation, depreciation, interest expense and bad debt written off, and changes in operating assets and liabilities, resulted in net cash of $96,083 generated from operating activities during the period. By comparison, during the nine-month ended September 30, 2020, the Company incurred a net profit of $315,930 which, after adjusting for depreciation and interest expense, and changes in operating assets and liabilities, resulted in net cash of $332,842 in operating activities during the period.

Investing Activities

During the nine-month ended September 30, 2021, cash used in investing activities consisted of purchase of the property, plant and equipment of $74,755, remaining $142,880 is related to purchase to purchase of investment and purchase of intangible asset compared with purchases of property, plant and equipment of $133,810 for the prior nine-month period.

Financing Activities

For the nine-month ended September 30, 2021, the cash used in financing activities primarily consisted of drawdown of hire purchase borrowing of $19,102, offset by $22,923  in interest expense, $21,447 in repayment of loans and $19,539 in repayment of hire purchase borrowing. For the nine-month ended September 30, 2020, the cash used in financing activities primarily consisted of the proceeds from stock issuances of $ 360, offset by $9,738 in interest expense, $7,155 in repayment of loans and $9,015 in repayment of hire purchase borrowing.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended September 30, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.1880	4.1585
Period average MYR: US$1 exchange rate	4.1954	4.2038
Period-end US$1: RMB exchange rate	-	0.1476
Period average US$1: RMB exchange rate	-	0.1446

●	Related parties

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

As of September 30, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the nine-month ended September 30, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

