Form 10-K
period 2021-12-31
BIOPLUS LIFE CORP.
filed 2022-11-28
CIK 1746214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

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

As of November 28, 2022, there were 362,272,347  shares of common stock, $0.0001 par value, outstanding.

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

Subject to the availability of unrestricted international travel, Bioplus Life executives will begin to visit and seek to appoint regional and local distributors in the targeted countries stated below:

Targeted Export Markets. Details regarding our target markets are below.

Country	Muslim Population	2022 Population	Muslim % of Total Population	Muslim % of World Population
Indonesia	229,000,000	275501,339	87.2%	12.7%
Pakistan	200,400,000	235824,862	96.5%	11.1%
India	195,000,000	1417173,173	14.2%	10.9%
Bangladesh	153,700,000	171186,372	90.4%	9.2%
Nigeria	99,000,000	218541,212	49.6%	5.3%
Egypt	87,500,000	110990,103	92.35%	4.9%
Iran	82,500,000	88550,570	99.4%	4.6%
Turkey	79,850,000	85341,241	99.2%	4.6%
Algeria	41,240,913	44903,225	99%	2.7%
Sudan	39,585,777	46874,204	97%	1.9%
Iraq	38,465,864	44,496,122	95.7%	1.9%

https://worldpopulationreview.com/country-rankings/muslim-population-by-country

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

During the previous financial year , the Company disposed of and de-registered two of its subsidiaries namely, Bioplus Life International Holdings Ltd, a Hong Kong company and its subsidiary, Bioplus Life Corp. (ShenZhen), a company incorporated in China.

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

In 2021, our products are sold through wholesalers who are supported by our sales and marketing team, and we have achieved the following:

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

Our 5 top selling products in 2021 are described below.

Year	2021
Products	Sales	%
Fiber	828,403	31%
Anti-oxidant	62,004	3%
Anti-diabetics	25,825	1%
Lady Health	348,012	14%
Telospan	89,671	4%
Total	1,353,915	53%

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

Employees

As of December 31, 2021, we have approximately 27 full-time employees. Currently, our full-time employees devote approximately 50 hours per week to the operations of our Company. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and/or director and our employees. We intend to hire more staff to assist in the development and execution of our business operations.

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

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN MALAYSIA BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT. Our operating subsidiary is incorporated in Malaysia and conducts substantially all of our operations in Asia Pacific. Our executive officer and director reside outside the United States and all of his assets are located outside of the United States. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Malaysia in the event that you believe that your rights have been infringed under the securities laws of the United States or otherwise. Even if you are successful in bringing an action of this kind, the laws of Malaysia may render you unable to enforce a judgment against our assets or the assets of our director and officer. There is no statutory recognition in Malaysia of judgments obtained in the United States, although the courts of Malaysia will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. The rights of shareholders to take legal action against us and our directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of Malaysia. The common law of Malaysia is derived in part from comparatively limited judicial precedent in Malaysia as well as from English common law, which provides persuasive, but not binding, authority in a court in Malaysia. The rights of our shareholders and the fiduciary responsibilities of our directors under Malaysian law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, Malaysia has a less developed body of securities laws than the United States and provides significantly less protection to investors. As a result, our public shareholders may have more difficulty in protecting their interests through actions against us, our management, our directors or our major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our properties are located at No. 9 & 10, Jalan P4/8B, Bandar Teknologi Kajang, 43500 Semenyih, Selangor Darul Ehsan, Malaysia. The property is a 3-story semi-detached facility. The property consists of a total of 18,453 square feet, of 9,053 square feet is allocated to our executive offices and the remainder is for manufacturing and distribution. The real estate is owned by our subsidiary, Bio Life Neutraceuticals Sdn Bhd. We acquired the property in June 2016. The property was pledged to Maybank Islamic Berhad for banking facilities of USD1,705,086 along with interest at Base Financing Rate + 4% per annum or 10% per annum, whichever is higher. The loan is payable by equal monthly instalment of USD$4,492 for term of 20 years.

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

Capital Stock

Our authorized capital stock consists of 600,000,000 shares of common stock, $0.0001 par value per share, and 200,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this filing, there are 362,272,347  shares of our common stock issued and outstanding that was held by 154 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s Board of Directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the Board of Directors without shareholder approval.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Our Company was incorporated in April 2017 and operations of our Malaysian subsidiaries began operations in 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2021 and December 31, 2020, respectively. This information should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Translation of amounts from the local currency of the Malaysian company Bio Life Neutraceuticals Sdn. Bhd., a subsidiary of Bioplus Life Corp, into US$1 has been made at the following exchange rates for the respective years:

	As of and for the years ended December 31,
	2021	2020
Year-end MYR : US$1 exchange rate	4.1760	4.0130
Yearly average MYR : US$1 exchange rate	4.1454	4.2016

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

During the previous financial year , the Company disposed of and de-registered two of its subsidiaries namely, Bioplus Life International Holdings Ltd, a Hong Kong company and its subsidiary, Bioplus Life Corp. (ShenZhen), a company incorporated in China.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

The following table sets forth key components of the results of operations for fiscal year ended December 31, 2021 and 2020, respectively. The discussion following the table addresses these results.

	Year ended
	December 31,
	2021	2020

REVENUE	$2,547,216	$3,549,313
COST OF REVENUE	(1,234,379)	(2,178,491)
GROSS PROFIT	1,312,837	1,370,822
OTHER INCOME	30,520	18,663
OPERATING EXPENSES
General and operating expenses	(1,022,480)	(1,067,077)
Finance cost	(28,378)	(34,378)
TOTAL EXPENSES	(1,050,858)	(1,101,455)
PROFIT FROM OPERATIONS	292,499	288,030
Gain on disposal of subsidiary	-	28,912
PROFIT BEFORE INCOME TAX	292,499	316,942
Income tax expense	(121,766)	(102,748)
NET PROFIT	$170,733	$214,194
Other comprehensive (loss)/income:
Foreign currency translation (loss)/gain	(71,233)	42,531
COMPREHENSIVE INCOME	$99,500	$256,725

Earning per shares	$0.0005	$0.0005
Weighted average number of shares outstanding
- Basic and diluted	$362,888,888	$362,610,479

Revenues. For the annual period ended December 31, 2021, we had revenues of $2,547,216 as compared to revenues of $3,549,313 for the annual period ended December 31, 2020, a decrease from the prior annual period. The decrease in revenues was a result of decrease in demand and the economy slows down. When times are hard, people try to save money to spend on food supplements.

Cost of revenues. For the annual period ended December 31, 2021, we had cost of revenues of $1,234,379, as compared to cost of revenues of $2,178,491 for the annual period ended December 31, 2020, a decrease from the prior annual period. The decrease corresponds to the decrease in product sales for the current period. Cost of revenue includes raw materials, packaging materials and lab tests.

Other Income. For the annual period ended December 31, 2021, we had other income of $30,520, as compared $18,663 for the annual period ended December 31, 2020.

Operating Expenses. For the annual period ended December 31, 2021, we had total operating expenses of $1,050,858 as compared to total operating expenses of $1,101,455 for the annual period ended December 31, 2020, a decrease from the prior annual period. Operating expenses consists of general and operating expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. Operating expenses also includes finance costs on the Company’s term loan, which was relatively flat for both annual periods. The decrease in general and operating expenses for the current year reflects decrease in commissions paid due to decreased revenues as well as decrease in staff and directors’ bonuses .

Profit from operations . We had a profit from operations of $292,499 for the annual period ended December 31, 2021 compared with a profit from operations  of $288,030 for the annual period ended December 31, 2020 for the reasons discussed above.

Profit Before Income Tax. During the current fiscal year, we did not have a gain on a subsidiary disposal which contributed to our Profit Before Income Tax. We had a gain on a subsidiary disposal of $28,912 for the prior fiscal period.

Tax expense. For the year ended December 31, 2021, we had income tax expense of $121,766 compared with income tax expense of $102,748 for the prior annual fiscal year. The increase in this expense for the current year end period was due to increase in net profit from operations.

Foreign currency translation gain/loss. For the annual period ended December 31, 2021, we had foreign currency translation loss of $71,233 compared with foreign currency translation gain $42,531 for the prior annual period. Foreign currency translation gain/loss represents the movement of the US Dollar against the Malaysian Ringgit.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had working capital of $326,215 compared with working capital of $308,495 as of December 31, 2020. The increase in working capital is due to decrease in trade and other payables, both of which are attributable to decrease in cost of revenues  and operating expenses for the current period.

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

Summary of Cash Flows

The following is a summary of the Company’s cash flows from operating and financing activities for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020
Cash and cash equivalents beginning of year	$398,974	$69,220
Net cash flow provided by/(used in):
Operating activities	193,336	564,580)
Investing activities	(78,519)	(200,885)
Financing activities	(241,470)	(60,113)

Foreign currency translation adjustment	(4,063)	14,241
Net cash increase (decrease) for the year	(130,716)	315,513
Cash and cash equivalents, end of the year	$268,258	$398,974

Operating Activities

During the year ended December 31, 2021, the Company incurred a net profit of $170,733 which, after adjusting for depreciation, amortization , bad debts written off and interest expense, and changes in operating assets and liabilities, resulted in net cash of $193,336 being generated from operating activities during the year. By comparison, during the year ended December 31, 2020, the Company incurred a net profit of $214,914 which, after adjusting for gain on disposal of subsidiary, depreciation, amortization, bad debts written off and interest expense, and changes in operating assets and liabilities, resulted in net cash of $564,580 in operating activities during the period.

Investing Activities

During the year ended December 31, 2021, cash flow used in investing activities consists of purchase of the property, plant and equipment of $91,100 compared with similar purchases of $206,458 for the prior year end period.

Financing Activities

For the year ended December 31, 2021, the cash used in financing activities primarily consists of $26,368 in interest expense, $16,612 in repayment of loans, $19,157 in drawdown of finance lease, The increase during the current period is due to reduction in additional paid in capital of $197,369. For the year ended December 31, 2020, the cash used in financing activities primarily consisted of the receipt of proceed from issued shares $360, offset by $33,471 in interest expense, $2,907 in repayment of loans and $12,164 in repayment of finance lease.

Our financial statements reflect the fact that we have sufficient revenue to cover our operating expenses for the next 12 months, although at present time, we are under-capitalized. The Company intends to continue with capital investment or other financing to fund its marketing/ promotional campaigns and the expansion of production capacity for 2022 and beyond for a 50% to 60% increase in revenues in Malaysia, China, India, Middle Eastern and African markets. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its expansion plan.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended December 31, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2021	2020
Year-end MYR: US$1 exchange rate	4.1760	4.0130
Yearly average MYR: US$1 exchange rate	4.1454	4.2016
Year-end US$1: RMB exchange rate	0.1569	0.1533
Yearly average US$1: RMB exchange rate	0.1550	0.1450

●	Related parties

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

As of December 31, 2021, and 2020, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Lease

The Company adopted the ASU No. 2016-02, on August 7, 2020. The Company recognizes lease payments on a straight-line basis over the lease term.

As of December 31, 2021, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

●	Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements .

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2021 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2021, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

NAME	AGE	POSITION
Chong Khooi You	48	Chief Executive Officer, Chief Financial (Accounting) Officer, President and Secretary and Director

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

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early-stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officer for fiscal years ended December 31, 2021, and 2020, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officer. Further, we have not entered into an employment agreement with our officer, director or any other persons and no such agreements are anticipated in the immediate future.

			Stock	Other
			Award	Compensation	Total
Name and Position	Year	Salary	$	$	$
Chong Khooi You	2020	78,750	0	0	78,750
Sole Officer	2021	115,791	0	0	115,791

(1). Mr. You received allowance of $326 for fiscal year 2021.

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officer. Moreover, there are no agreements or understandings for our executive officer or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officer during the fiscal year ended December 31, 2021.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officer at December 31, 2021 No other stock or stock option awards were granted to any other officer of the Company as at December 31, 2021.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officer, nor was any restricted stock held by such executive officer vested during the fiscal period ended December 31, 2021.

Pension Benefits

No named executive officer received or held pension benefits during the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) our executive officer and director; and (iii) our director and executive officer as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 362,272,347 shares of common stock issued and outstanding as of this date.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership (1)	Class
Officers and Directors
Chong Khooi You Chief Executive Officer, Chief Financial (Accounting Officer), President And Secretary.	280,100,000	77.35%
All officers and directors as a group (1 person)	280,100,000	77.35%
5% or greater shareholders
Harmony HealthLifeStyle (HHL) Global Sdn Bhd	35,000,000	9.67%

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

2021	$19,000
2020	$19,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$15,000
2020	$15,000

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2021	$0
2020	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2021	$0
2020	$0

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

BioPlus Life Corp.
(Registrant)

/s/ Chong Khooi You
Chong Khooi You Dated: November 28, 2022
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)
And Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chong Khooi You
Chong Khooi You Dated: November 28, 2022
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)
And Sole Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bioplus Life Corp.

No. 9 & 10, Jalan P4/8B

Bandar Teknologi Kajang

43500 Semenyih

Selangor D.E, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioplus Life Corp. (the ‘Company’) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended of December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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
Kuala Lumpur, Malaysia

November 28, 2022 PCAOB ID: 6723

BIOPLUS LIFE CORP.

CONSOLIDATED BALANCE SHEET

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of December 31,
	Note	2021	2020
ASSETS		(Audited)	(Audited)
Current assets:
Cash and bank balances		$268,258	$398,974
Account receivables		337,221	552,616
Amount due from related parties	3	34,415	28,724
Inventories	4	450,297	374,330
Other receivables, deposits and prepayments	5	64,345	41,680

Total current assets		1,154,536	1,396,324

Non-current assets:
Property, plant and equipment, net	6	2,190,764	2,331,335
Operating lease right of use assets, net	10	34,718	41,527
Intangible assets	7	682	-

Total non-current assets		2,226,164	2,372,862

TOTAL ASSETS		$3,380,700	$3,769,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables		$231,900	$364,324
Obligation under finance lease	8	37,025	33,817
Bank borrowings	9	52,167	54,567
Operating lease liability	10	5,476	5,399
Other payables and accrued liabilities	11	476,855	587,923
Provision for taxation		22,022	38,675
Amount due to directors	12	2,876	3,124

Total current liabilities		828,321	1,087,829

Non-current liabilities:
Obligation under finance lease	8	73,208	81,981
Bank borrowings	9	522,948	561,195
Operating lease liability	10	29,242	36,128
Deferred taxation		31,600	20,657

Total non-current liabilities		656,998	699,961

TOTAL LIABILITIES		$1,485,319	$1,787,790

Stockholders’ equity:
Common stock, par value $0.0001: 362,144,847 and 362,905,561 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	14	$36,215	$36,291
Additional paid in capital		1,801,500	1,986,939
Accumulated profit/(loss)		168,377	(2,356)
Accumulated other comprehensive loss		(110,711)	(39,478)

Total stockholders’ equity		1,895,381	1,981,396

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY		$3,380,700	$3,769,186

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		Years ended December 31,
	Note	2021	2020
Revenues, net		$2,547,216	$3,549,313

Cost of revenues		(1,234,379)	(2,178,491)

Gross profit		1,312,837	1,370,822

Other income	16	30,520	18,663

Operating expenses:
General and operating expenses		(1,022,480)	(1,067,077)
Finance cost		(28,378)	(34,378)

Total expenses		(1,050,858)	(1,101,455)

Profit from operations		292,499	288,030
Gain on disposal of subsidiary		-	28,912

Profit before income tax		292,499	316,942

Income tax expense	13	(121,766)	(102,748)

NET PROFIT		$170,733	$214,194

Other comprehensive (loss)/income:
- Foreign currency translation (loss)/gain		(71,233)	42,531

COMPREHENSIVE INCOME		$99,500	$256,725

Earnings per share		$0.0005	$0.0005

Weighted average number of common shares outstanding -Basic and diluted		362,888,888	362,610,479

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid in capital	Accumulated loss	comprehensive loss	Total equity
Balance as of January 1, 2020	359,305,561	35,931	1,998,870	(216,550)	(82,009)	1,736,242
Common stock issued	3,600,000	360	-	-	-	360
Transaction with owners	-	-	(11,931)	-	-	(11,931)
Net profit for the year	-	-	-	214,194	-	214,194
Foreign currency translation gain	-	-	-	-	42,531	42,531
Balance as of December 31, 2020	362,905,561	36,291	1,986,939	(2,356)	(39,478)	1,981,396
Cancellation of shares	(760,714)	(76)	(185,439)	-	-	(197,446)
Net profit for the year	-	-	-	170,733	-	170,733
Foreign currency translation loss	-	-	-	-	(71,233)	(71,233)
Balance as of December 31, 2021	362,144,847	36,215	1,801,500	168,377	(110,711)	1,895,381

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net profit	$170,733	$214,194

Adjustments to reconcile net profit to net cash generated from operating activities:
Gain on disposal of subsidiary	-	(28,912)
Interest income	(21)	-
Gain on disposal of property, plant and equipment	(714)	-
Bad debt written off	2,663	6,307
Amortisation of right of use assets	5,227	2,068
Interest expenses	28,378	34,378
Depreciation of property, plant and equipment	140,426	129,443
Operating profit before working capital changes	346,692	357,478

Changes in operating assets and liabilities:
Inventories	(90,578)	(64,355)
Account receivables	191,181	(234,721)
Other receivables, deposits and prepayments	(24,260)	93,185
Amount due from related parties	(6,813)	(8,561)
Amount due from directors	(126)	(1,858)
Account payable	(118,204)	315,069
Other payables and accrued liabilities	(93,900)	88,698
Provision for taxation	(3,419)	22,620
Change in lease liabilities	(7,237)	(2,975)
Net cash generated from operating activities	193,336	564,580

Cash flows from investing activities:
Proceed from disposal of subsidiary	-	17,504
Proceed from disposal of property, plant and equipment	1,317	-
Interest received	21	-
Purchase of intangible assets	(688)	-
Proceeds from disposal of investment	11,931	(11,931)
Purchase of property, plant and equipment	(91,100)	(206,458)
Net cash used in investing activities	(78,519)	(200,885)

Cash flows from financing activities:
Proceeds from issued shares	-	360
Cancellation of shares	(197,445)	-
Interest expenses	(26,368)	(33,471)
Repayment of term loan borrowing	(16,612)	(2,907)
Drawdown of finance lease	19,157	-
Repayment of finance lease	(20,202)	(12,164)
Net cash used in financing activities	(241,470)	(48,182)

Foreign currency translation adjustment	(4,063)	14,241

NET CHANGE IN CASH AND CASH EQUIVALENTS	(130,716)	329,754

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	398,974	69,220

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	268,258	398,974

CASH AND CASH EQUIVALENTS INFORMATION:
Cash and bank balance	$268,258	$398,974
Cash and cash equivalents, end of financial year	268,258	398,974

SUPPLEMENTAL CASH FLOWS INFORMATION
Income tax paid	$(140,993)	$(80,128)

The accompanying notes are an integral part of these financial statements.

BIOPLUS LIFE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2021

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

The Company, through its subsidiaries mainly an investment holding and supplies high quality health products. Details of the Company’s subsidiaries:

No	Company Name	Place/Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Bioplus Life Corp. (Labuan)	Malaysia, Labuan May 19, 2017	100 shares of ordinary shares of US$1 each	Investment Holding
2	Bioplus Life International Holdings Ltd. (1)	Hong Kong June 20, 2017	1 shares of ordinary shares of HK$1 each	Investment Holding
3	Bio Life Holdings Berhad	Malaysia May 19, 2016	107,992 shares of ordinary shares of RM1 each	Investment Holding
4	Bio Life Neutraceuticals Sdn Bhd	Malaysia, Selangor August 27, 2009	5,456,207 shares of ordinary shares of RM1 each	Trading of Consumer Products
5	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. (2)	Shenzhen October 10, 2017	500,000 shares of ordinary shares of RMB1 each	Trading of Healthy Supplement and Cosmetic Products

(1)	Bioplus Life International Holdings Ltd. was officially disposed off by the Group on August 5, 2020 at a consideration of USD 17,504. The restructuring results in gain on disposal of subsidiary as disclosed in Consolidated Statements of Operations and Comprehensive Income.

(2)	Bio Life Neutraceuticals (Shenzhen) Pty Ltd. was being officially de-registered in Shenzhen on September 4, 2020.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended December 31, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2021	2020
Year-end MYR : US$1 exchange rate	4.1760	4.0130
Yearly average MYR : US$1 exchange rate	4.1454	4.2016
Year-end US$1 : RMB exchange rate	0.1569	0.1533
Yearly average US$1 : RMB exchange rate	0.1550	0.1450

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

As of December 31, 2021, and December 31, 2020, the Company did not have any non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

● Lease

The Company adopted the ASU No. 2016-02, on August 7, 2020. The Company recognizes lease payments on a straight-line basis over the lease term.

As of December 31, 2021, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

● Recent accounting pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. AMOUNT DUE FROM RELATED PARTIES

The amounts are unsecured, bear no interest and are payable on demand.

4. INVENTORIES

	As of December 31,
	2021	2020

Raw materials	$317,928	$239,057
Packing materials	77,946	85,562
Finished goods	54,423	49,711
Total inventories	450,297	374,330

5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As of December 31,
	2021		2020

Other receivables		$21,242	$22,950
Deposits	5.1	30,475	8,041
Prepayments		12,628	10,689
		64,345	41,680

5.1	Included in deposits is an amount of $7,155 (2020: $ 1,557) representing deposits paid for rental of hostels and various utilities and $10,729 (2020: NIL) representing deposits aid for the installation of solar PV system.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31,
	2021	2020

Computer hardware	$45,109	$42,430
Furniture and fittings	131,501	117,343
Handphone	6,578	5,070
Landscape	3,691	3,691
Leasehold land and building	1,875,962	1,875,962
Machinery	222,105	206,544
Motor vehicle	286,455	243,630
Office equipment	60,596	60,011
Renovation	170,156	159,013
Signboard	7,757	5,470
Tools and equipment	17,225	15,794
Kitchen utensils	2,004	2,004
	$2,829,139	$2,736,962
(Less): Accumulated depreciation	(588,118)	(448,829)
Add/(Less): Foreign translation difference	(50,257)	43,202
Property, plant and equipment, net	$2,190,764	$2,331,335

Depreciation expense for the year ended December 31, 2021 and December 31, 2020 were $140,426 and $129,443, respectively.

As of December 31, 2021, and December 31, 2020 the motor vehicles under finance leases with carrying value of $75,981 and $85,974, respectively.

The leasehold land and building with carrying amount of $1,763,432 (2020: $1,817,013) have been charged to licensed bank to secure banking facilities granted to the Company.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31, 2021	December 31, 2020

Trademark	$682	$-

8. OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 4.26% - 5.36% per annum (2020: 4.40% - 5.28% per annum), with principal and interest payable monthly. The obligation under the finance leases are as follows:

	As of December 31,
	2021	2020
Present value of finance liabilities:	$	$
Not later than one year	37,025	33,817
Later than one year but not later than two years	36,687	35,535
Later than two years but not later than five years	36,521	46,446
	110,233	115,798

Analyzed as:	$	$
Current portion	37,025	33,817
Non-current portion	73,208	81,981
	110,233	115,798

9. BANK BORROWINGS

	As of December 31,
	2021	2020
Secured: -	$	$
Term loan	575,115	615,762
	575,115	615,762

Analyzed as:	$	$
Current portion	52,167	54,567
Non-current portion	522,948	561,195
	575,115	615,762

The term loan of the Company is secured by way of the following:

a.	A Facilities Agreement for US$1,705,086;

b.	Master Facility Agreement.

c.	Joint and Several Guarantee to be executed by the subsidiary directors of Bio Life Neutraceuticals Sdn Bhd.

d.	Leasehold land and building of the subsidiary (Note 6)

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$52,330
Less: imputed interest	(8,638)
Initial recognition as of August 7, 2020	43,692
Additional lease during the year	-
Gross lease payable as of December 31, 2020	43,692

As of December 31, 2021, operating lease right of use asset as follows:

Gross lease payables as of January 1, 2021	$41,527
Amortisation for the year	(5,227)
Foreign translation difference	(1,582)
Balance as at December 31, 2021	34,718

As of December 31, 2021, operating lease liabilities as follow:

Gross lease as of January 1, 2021	$41,527
Less: Gross repayment for the year ended December 31, 2021	(7,237)
Add: Imputed interest for the year ended December 31, 2021	2,010
Foreign translation difference	(1,582)
Balance as of December 31, 2021	34,718
Less: Lease liability current portion	(5,476)
Lease liability non-current portion	29,242

For the year ended December 31, 2021, the amortisation of the operating lease right of use assets amounted $5,227.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2022	$5,476
December 31, 2023	5,778
December 31, 2024	6,098
December 31, 2025	6,437
December 31, 2026	6,793
December 31, 2027	4,136
Total	34,718

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow to operating lease	$7,237
Right-of-use assets obtained in exchange for operating lease	43,692
Remaining lease term for operating lease (years)	5.6
Weighted average discount rate for operating lease	5.40%

11. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2021		2020
Other payables generated from:	$		$
Local		283		35,286
Foreign, representing:
Malaysia
Common outstanding from non-trade payable		28,142		99,524
Common outstanding from third parties		-		911
		28,425		135,721

Accrued other expenses
Local		37,000		1,750
Foreign, representing:
Malaysia
Payroll		28,196		63,763
Payroll deduction		11,261		32,044
Professional Fee		5,034		3,243
Commission		8,823		5,137
Expenses		2,763		5,772
		56,077		109,959

Deposit received from customers		253,353		230,493

Share subscription receipts in advance		102,000		110,000
		476,855		587,923

12. AMOUNT DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

13. INCOME TAXES

	For the years ended December 31,
	2021	2020
Tax jurisdictions from:
Local	$(114,063)	$(129,862)
Foreign, representing:
Malaysia	406,562	465,650
Hong Kong	-	(17,775)
China	-	(1,071)
Profit before income tax	$292,499	$316,942

The provision for income taxes consisted of the following:

	For the years ended December 31,
	2021	2020
Tax expense - Current
Foreign, representing:
Malaysia	118,425	124,542

Tax expense – Prior year
Foreign, representing:
Malaysia	(8,495)	-

Deferred
Foreign, representing:
Malaysia	11,836	(21,794)
Income tax (expenses)	$121,766	$102,748

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2021, the operations in the United States of America incurred $646,899 (2020: $532,836) of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041 (2020: 2040), if unutilized. The Company has provided for a full valuation allowance of $135,849 (2020: $111,896) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Bio Life Holdings Berhad (“BLHB”) and Bio Life Neutraceuticals Sdn Bhd (“BLNSB”) are subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the years ended December 31,
	2021	2020

Profit before taxation	406,562	465,650

Tax at applicable tax rate of 24% (2020: 24%)	97,575	111,756
Expenses not deductible for tax purposes	18,825	16,099
Deferred tax assets not recognised	2,025	-
Over provision of current taxation in respect of prior year	(8,495)	-
Under/(Over) provision of deferred taxation in respect of prior year	11,836	(25,107)
	121,766	102,748

Hong Kong

Bioplus Life International Holdings Ltd is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. During the previous financial year, the Group disposed off this subsidiary on August 5, 2020, hence it was consolidated up to period then ended.

China

The Company is registered in the Shen Zhen and is subject to the China Corporate Tax, which is charged at the statutory income tax rate of 25% on its assessable income. During the previous financial year, the Group de-registered this subsidiary on September 4, 2020, hence it was consolidated up to period then ended.

The following table sets forth the significant components of the aggregate deferred tax assets/(liabilities) of the Company as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021		December 31, 2020
Deferred tax assets/(liabilities):	$		$
Net operating loss carry forwards
Local		135,849		111,896
Foreign
- Malaysia		(31,600)		(20,657)
- China		-		-
- Hong Kong		-		-
		104,249		91,239
Less: valuation allowance		(135,849)		(111,896)
Deferred tax liabilities		$(31,600)		$(20,657)

14. STOCKHOLDERS’ EQUITY

During the fiscal year, the Company cancelled 760,714 units of common stock in line with the reduction of $76 and $185,439 in common stock and additional paid in capital, respectively.

During the previous financial year ended December 31, 2020, the Company issued additional 3,600,000 units of common stock representing 0.992% of enlarged issued and outstanding common stock of the Company for working capital purposes.

As of December 31, 2021, Bioplus Life Corp had an issued and outstanding share of common stock of 362,144,847.

15. CONCENTRATION OF RISK

(a)	Major Customers

For the year ended December 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	Revenues		Percentage of revenues		Account Receivable, Trade
	2021	2020	2021	2020	2021	2020

Customer A	$-	$363,940	-	10%	$-	$75,233
Customer B	-	658,288	-	19%	-	286,079
Customer C	-	938,216	-	26%	-	-

	$-	$1,960,444	-	55%	$-	$361,312

(b)	Major Suppliers

For the year ended December 31, 2021 and 2020, the suppliers who accounted for 10% or more of the Company’s purchases are presented as follows:

	Purchases		Percentage of purchases		Account Payable, Trade
	2021	2020	2021	2020	2021	2020

Supplier A	$720,982	$978,216	77%	62%	$105,411	$167,351
Supplier B	-	303,034	-	19%	-	-

	$720,982	$1,281,250	77%	81%	$105,411	$167,351

16. OTHER INCOME

	For the years ended December 31,
	2021	2020

Other income	12,304	7,153
Rental income	15,921	-
Realized gain on foreign exchange	1,581	11,510
Gain on disposal of motor vehicle	$714	$-
	30,520	18,663

17. RELATED PARTIES TRANSACTIONS

	For the years ended December 31,
	2021		2020

Transactions with company in which a shareholder has substantial financial interest:

Rental income from:	$		$
Fusion Nutri Sdn. Bhd.		10,131		-
Total Life Renew (M) Sdn. Bhd		5,790		-
		15,921		-

Chong Khooi You, our sole officer and director and controlling shareholder is a director or controlling equity owner of the above companies.

Rental expenses:	$		$
Phang Lai Sim		7,237		2,975
		7,237		2,975

Phang Lai Sim is the spouse of Chong Khooi You, our sole office and director.

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

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date November 28, 2022  was the Company presented these audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events except for subsequent to balance sheet date, the Company issued additional 127,500 units of common stock representing 0.035% of enlarged issued and outstanding common stock of the Company.

20. SIGNIFICANT EVENTS

(i)	During the fiscal year, the Company cancelled 760,714 units of common stock in line with the reduction of $76 and $185,439 in common stock and additional paid in capital, respectively.

(ii)	During the fiscal year, the World Health Organization (WHO) declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by COVID-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

21. SEGMENTED INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the year ended December 31, 2021
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$2,547,216	$2,547,216
Cost of revenues	-	-	-	(1,234,379)	(1,234,379)
Depreciation and amortization	-	-	-	(145,653)	(145,653)
Net profit before taxation	(114,063)	-	-	406,562	292,499

Total assets	$-	$-	$-	$3,380,700	$3,380,700

	For the year ended December 31, 2020
	United States	Hong Kong	Shenzhen	Malaysia	Total

Revenues	$-	$-	$-	$3,549,313	$3,549,313
Cost of revenues	-	-	-	(2,178,491)	(2,178,491)
Depreciation and amortization	-	-	-	(131,511)	(131,511)
Net profit before taxation	(129,862)	(17,775)	(1,071)	465,650	316,942

Total assets	$-	$-	$-	$3,769,186	$3,769,186

